Form 10-Q
period 2014-09-30
State National Companies, Inc.
filed 2014-11-18
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas 76021	76021
(Address of principal executive offices)	(Zip Code)

(817) 265-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November, 14 2014
(Common stock, $.001 par value)	44,247,102 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except for share and per share information)

	September 30,	December 31,
	2014	2013
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost - $248,460, $178,901, respectively)	$251,778	$180,954
Equity securities – available-for-sale, at fair value (cost – $1,495, $1,340, respectively)	2,587	2,301
Total investments	254,365	183,255

Cash and cash equivalents	83,314	69,431
Restricted cash and investments	6,622	6,800
Accounts receivable from agents, net	20,841	17,306
Reinsurance recoverable on paid losses	1,266	880
Deferred acquisition costs	970	1,095
Reinsurance recoverables	1,620,597	1,372,225
Property and equipment, net (includes land held for sale –$1,034, $1,034, respectively)	18,600	19,265
Interest receivable	1,467	1,333
Income taxes receivable	–	1,451
Deferred income taxes, net	21,914	3,728
Goodwill and intangible assets, net	6,989	7,906
Other assets	7,587	6,276
Total assets	$2,044,532	$1,690,951

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

($ in thousands, except for share and per share information)

	September 30,	December 31,
	2014	2013
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,166,509	$1,016,641
Unearned premiums	484,852	386,279
Allowance for policy cancellations	45,999	39,623
Deferred ceding fees	23,984	18,735
Accounts payable to agents	2,426	2,564
Accounts payable to insurance companies	3,296	5,285
Subordinated debentures	52,000	52,000
Income taxes payable	768	–
Other liabilities	32,119	24,370
Other payables, affiliate	–	100
Total liabilities	1,811,953	1,545,597

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 44,247,102 and 40,627,200 shares issued at September 30, 2014 and December 31, 2013, respectively)	44	41
Preferred stock, $.001 par value (10,000,000 and zero shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding at September 30, 2014 and December 31, 2013)	–	–
Additional paid-in capital	219,795	24,367
Retained earnings	9,704	128,830
Treasury stock (zero and 6,450,304 shares at cost at September 30, 2014 and December 31, 2013, respectively)	–	(10,000)
Accumulated other comprehensive income	3,036	2,116
Total shareholders’ equity	232,579	145,354
Total liabilities and shareholders’ equity	$2,044,532	$1,690,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

($ in thousands, except for per share information)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues:
Premiums earned	$25,599	$20,951	$69,585	$60,433
Commission income	405	567	1,167	1,494
Ceding fees	12,167	8,796	33,025	22,491
Net investment income	1,183	1,247	3,401	3,666
Realized net investment gains	291	310	1,186	1,330
Other income	926	631	3,137	1,811
Total revenues	40,571	32,502	111,501	91,225

Expenses:
Losses and loss adjustment expenses	10,695	8,777	29,009	23,193
Commissions	1,209	513	2,438	2,133
Taxes, licenses, and fees	823	604	2,053	1,769
General and administrative	14,813	13,841	42,321	40,163
Founder special compensation	–	–	17,914	10,202
Offering-related expenses	1,101	–	8,230	–
Contract modification expense	–	–	17,800	–
Interest expense	580	589	1,728	1,744
Total expenses	29,221	24,324	121,493	79,204

Income (loss) before income taxes	11,350	8,178	(9,992)	12,021

Income taxes:
Current tax expense	752	2,525	4,505	4,433
Deferred tax expense (benefit)	3,639	(1,344)	(18,663)	(1,197)
	4,391	1,181	(14,158)	3,236
Net income	$6,959	$6,997	$4,166	$8,785

Net income per share attributable to common shareholders:
Basic earnings per share	$0.16	$0.20	$0.11	$0.26
Diluted earnings per share	0.16	0.20	0.11	0.26

Pro Forma:
Income taxes expense (benefit)	$4,391	$3,119	$(3,871)	$4,585
Net income (loss)	6,959	5,059	(6,121)	7,436
Basic earnings per share	0.16	0.15	(0.16)	0.22
Diluted earnings per share	0.16	0.15	(0.16)	0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net income	$6,959	$6,997	$4,166	$8,785

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(1,236)	438	2,358	(4,194)
Tax effect on unrealized holding gains (losses) during the period	432	(153)	(813)	1,423
Less: reclassification adjustments for realized gains included in net income	(225)	(185)	(962)	(1,086)
Tax effect on reclassification adjustments for realized gains included in net income	80	64	337	366
Other comprehensive income (loss)	(949)	164	920	(3,491)

Total comprehensive income	$6,010	$7,161	$5,086	$5,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2012	$41	$24,367	$121,414	$(10,000)	$6,401	$142,223
Dividends paid	–	–	(15,295)	–	–	(15,295)
Net income	–	–	22,711	–	–	22,711
Other comprehensive loss, net of tax	–	–	–	–	(4,285)	(4,285)
Balance at December 31, 2013	41	24,367	128,830	(10,000)	2,116	145,354
Retirement of treasury stock	(7)	(9,993)	–	10,000	–	–
Issuance of common stock	31	289,291	–	–	–	289,322
Costs directly attributable to issuance of common stock	–	(1,578)	–	–	–	(1,578)
Redemption of existing common stock	(21)	(190,574)	–	–	–	(190,595)
Stock-based compensation expense	–	1,230	–	–	–	1,230
Conversion from S corporation to C corporation tax status	–	107,052	(107,052)	–	–	–
Dividends paid	–	–	(16,240)	–	–	(16,240)
Net income	–	–	4,166	–	–	4,166
Other comprehensive income, net of tax	–	–	–	–	920	920
Balance at September 30, 2014	$44	$219,795	$9,704	$–	$3,036	$232,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Operating activities
Net cash provided by operating activities	$3,634	$12,027

Investing activities
Purchase of investments	(101,619)	(35,768)
Proceeds from sale of investments	12,624	13,182
Proceeds from maturities and principal receipts	19,063	22,328
Proceeds from sale of short-term investments	–	12,740
Proceeds from maturities of short-term investments	–	4,248
Proceeds from dispositions of property and equipment	987	99
Purchase of property and equipment	(1,715)	(603)
Net cash provided by (used in) investing activities	(70,660)	16,226

Financing activities
Dividends paid	(16,240)	(12,547)
Proceeds from issuances of common stock	289,322	–
Costs directly attributable to issuance of common stock	(1,578)	–
Redemption of existing common stock	(190,595)	–
Net cash provided by (used in) financing activities	80,909	(12,547)

Net change in cash and cash equivalents	13,883	15,706
Cash and cash equivalents at beginning of period	69,431	35,079
Cash and cash equivalents at end of period	$83,314	$50,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

State National Companies, Inc. (the Company) refers to a group of companies that conduct insurance-related activities along two major segments. One segment (the Company’s program services segment) involves the writing of “program business,” which includes books of business produced by general agents, for which the Company receives ceding fees. Substantially all of the risk associated with the program business is ceded to unaffiliated, highly rated reinsurance companies or other reinsurers that provide substantial collateral. A second segment (the Company’s lender services segment) involves the writing and insuring of lines of insurance marketed to lending institutions, primarily collateral protection insurance (CPI) policies.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and those transactions have been eliminated in consolidation.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2013 and 2012.

The interim financial data as of September 30, 2014 and 2013 is unaudited. However, in the opinion of the Company’s management (Management), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for fair statements of the results for the interim period. The results of operations for the period ended September 30, 2014 and 2013 are not necessarily indicative of the operating results to be expected for the full year.

Refer to “Summary of Significant Accounting Policies” in our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 for information on accounting policies that we consider critical in preparing our consolidated financial statements.

Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

Property, Equipment, and Depreciation

Property and equipment are recorded at cost and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (ranging from two to twenty years). The Company changed its capitalization threshold as of January 1, 2014 from $1 thousand to $5 thousand per item. Gains and losses on the disposition of fixed assets are determined on a specific asset identification basis and are included in net income. Land held for sale is carried at fair value less expected selling costs.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares potentially issuable (in periods in which they have a dilutive effect).  Earnings per share have been adjusted to reflect a 736 for 1 stock split in the form of a stock dividend on June 23, 2014.

Income Taxes

Historically, the Company had elected for its parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code.  On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  Prior to this change in tax status, deferred income taxes were recorded only on the Company’s insurance subsidiaries (and their immediate parent) to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. All other entities included in the consolidated group filed under Subchapter S Corporation status; therefore, no provision for income taxes had been recorded for these entities.  The Company recorded a net deferred income tax benefit related to this change in tax status to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements. There were no uncertain tax positions at September 30, 2014 and December 31, 2013.

Pro Forma Financial Information

On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  All of the Company’s entities are now considered C corporations. Pro forma amounts for income tax expense (benefit) and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 38.8% for the three and nine months ended September 30, 2014 and 38.1% for the three and nine months ended September 30, 2013, as if all entities had been C Corporations during those periods.

Stock-based Compensation

Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period.  See Note 8 — “Stock-based Payments” for related disclosures.

Recent Accounting Pronouncements

In June 2014, the FASB issued an accounting standards update (ASU 2014-12), “Compensation – Stock Compensation” (Topic 718). The main provision of this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods.  This ASU does not impact the Company’s financial statements as the Company has not awarded any performance based stock compensation.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

In May 2014, the FASB issued an accounting standards update (ASU 2014-09), “Revenue from Contracts with Customers” (Topic 606). The core guidance of the ASU presents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that period.  As insurance contracts are excluded from this ASU, the Company is currently evaluating what impact, if any, this ASU will have on our financial results and disclosures and which adoption method to apply.

In February 2013, the FASB issued an accounting standards update (ASU 2013-02), “Comprehensive Income” (Topic 220) that requires additional disclosures for amounts reclassified out of accumulated other comprehensive income by component. Additionally, significant amounts reclassified out of accumulated other comprehensive income must be disclosed by the respective line items of net income either on the face of the statement where income is presented or in the notes to the financial statements only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income should be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about the amounts. The impact of this disclosure on the Company’s financial statements is minimal.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
September 30, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$14,446	$158	$(87)	$14,517
Government agency	2,338	58	(13)	2,383
State and municipality	47,924	1,052	(119)	48,857
Industrial and miscellaneous	84,633	2,313	(494)	86,452
Residential mortgage-backed	82,102	1,431	(1,132)	82,401
Commercial mortgage-backed	16,616	233	(98)	16,751
Redeemable preferred stock	401	29	(13)	417
Total fixed-maturity securities	248,460	5,274	(1,956)	251,778

Equity securities
Non-redeemable preferred stock	1,279	716	–	1,995
Common stock	216	393	(17)	592
Total equity securities	1,495	1,109	(17)	2,587
Total investments	$249,955	$6,383	$(1,973)	$254,365

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

	Cost or	Gross	Gross
December 31, 2013	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$9,785	$216	$(146)	$9,855
Government agency	2,803	66	(29)	2,840
State and municipality	40,823	919	(557)	41,185
Industrial and miscellaneous	51,005	2,113	(460)	52,658
Residential mortgage-backed	65,622	1,397	(1,685)	65,334
Commercial mortgage-backed	8,462	276	(67)	8,671
Redeemable preferred stock	401	10	–	411
Total fixed-maturity securities	178,901	4,997	(2,944)	180,954

Equity securities
Non-redeemable preferred stock	1,191	614	(3)	1,802
Common stock	149	350	–	499
Total equity securities	1,340	964	(3)	2,301
Total investments	$180,241	$5,961	$(2,947)	$183,255

Investment securities are exposed to various risks such as interest rate, market, and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect the portfolio fair value in the near term.

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

September 30, 2014	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$883	$(4)	$3,101	$(83)	$3,984	$(87)
Government agency	–	–	685	(13)	685	(13)
State and municipality	14,301	(83)	2,882	(36)	17,183	(119)
Industrial and miscellaneous	35,609	(403)	3,231	(91)	38,840	(494)
Residential mortgage-backed	21,187	(108)	22,189	(1,024)	43,376	(1,132)
Commercial mortgage-backed	8,399	(67)	677	(31)	9,076	(98)
Redeemable Preferred Stock	82	(1)	223	(12)	305	(13)
Total fixed-maturity securities	80,461	(666)	32,988	(1,290)	113,449	(1,956)

Equity securities
Common Stock	187	(17)	–	–	187	(17)
Total equity securities	187	(17)	–	–	187	(17)
	$80,648	$(683)	$32,988	$(1,290)	$113,636	$(1,973)

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$4,313	$(146)	$–	$–	$4,313	$(146)
Government agency	686	(29)	–	–	686	(29)
State and municipality	17,046	(557)	–	–	17,046	(557)
Industrial and miscellaneous	12,896	(424)	1,424	(36)	14,320	(460)
Residential mortgage-backed	28,564	(934)	9,392	(751)	37,956	(1,685)
Commercial mortgage-backed	1,945	(67)	–	–	1,945	(67)
Total fixed-maturity securities	65,450	(2,157)	10,816	(787)	76,266	(2,944)

Equity securities
Non-redeemable preferred stock	–	–	168	(3)	168	(3)
Total equity securities	–	–	168	(3)	168	(3)
	$65,450	$(2,157)	$10,984	$(790)	$76,434	$(2,947)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a continual review of its investments. Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices. There are 185 securities in an unrealized loss position at September 30, 2014. Over 91% of these investments are investment-grade at September 30, 2014. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value. Therefore, Management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities through September 30, 2014 and 2013 were $12.6 million and $25.9 million, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

The following table presents the Company’s gross realized gains (losses) for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2014	2013	2014	2013
Realized gains:
Fixed-maturity securities	$298	$197	$1,188	$1,319
Equity securities	4	156	33	160
Gross realized gains	302	353	1,221	1,479
Realized losses:
Fixed-maturity securities	(11)	(23)	(33)	(59)
Equity securities	–	–	(2)	–
Other-than-temporary impairment losses on fixed-maturity securities	–	(13)	–	(83)
Other-than-temporary impairment losses on equity securities	–	(7)	–	(7)
Gross realized losses	(11)	(43)	(35)	(149)
Net realized investment gains	$291	$310	$1,186	$1,330

For the period ending September 30, 2014, the Company had two non-cash exchanges of an investment security. Non-cash consideration received for these exchanges is $1.6 million.  Gains of $289 thousand are recognized on these exchanges and are reflected in the “Realized net investment gains” balance shown on the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of September 30, 2014:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$12,515	$12,705
Due after one year through five years	55,027	56,279
Due after five years through ten years	72,214	73,118
Due after ten years	9,986	10,524
Residential mortgage-backed securities	82,102	82,401
Commercial mortgage-backed securities	16,616	16,751
	$248,460	$251,778

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $1.2 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.47% of the Company’s total investments as of September 30, 2014. The Company does not hold any mortgage derivatives.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

Net investment income for the periods ended September 30, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2014	2013	2014	2013

Interest on investments	$1,287	$1,314	$3,687	$3,859
Dividends	32	35	93	108
Gross investment income	1,319	1,349	3,780	3,967
Investment expenses	(136)	(102)	(379)	(301)
Net investment income	$1,183	$1,247	$3,401	$3,666

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (SNIC), National Specialty Insurance Company (NSIC) and United Specialty Insurance Company (USIC) are required to maintain deposits in various states where they are licensed to operate. These deposits are comprised of certificates of deposit and bonds at fair values totaling $36.9 million and $28.8 million at September 30, 2014 and December 31, 2013, respectively.

3. Goodwill and Intangible Assets

Goodwill and intangible assets totaled $7.0 million at September 30, 2014.  Goodwill of $2.6 million is attributable to our Program segment and Lender segment totaling $2.1 million and $450 thousand, respectively.  Definite-lived intangible assets total $4.4 million, net of amortization, as of September 30, 2014 and are attributable to our Lender segment.

Annual impairment testing was performed on goodwill during 2013 and based upon this review no impairments were recognized.  In addition, as of September 30, 2014 there were no triggering events that occurred that would suggest an updated review was necessary.  Customer relationships/lists and non-compete agreements are amortized based on discounted cash flow estimates over their expected useful lives of 15 years and five to nine years, respectively.

4. Income Tax Provision

The Company computes its provision for income taxes in interim periods by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Company’s quarterly effective tax rate is dependent on the level of income in the period.  In the second quarter of 2014, the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34.3% to 35%, effective January 1, 2014.  During 2013, the Company computed its income tax provision using a 34.3% federal statutory tax rate as its taxable income was within the graduated rates of 34.0% to 35.0%. Prior to June 25, 2014, such a provision only applied to the Company’s insurance subsidiaries and their parent company, State National Intermediate Holdings, Inc. (SNIH).  The Company’s other entities, including the ultimate parent company, previously qualified for Subchapter S Corporation status for federal income tax purposes.  On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status. As a result, the Company is taxed as a C corporation and the Company has recorded a net deferred income tax benefit related to this change in tax status. This benefit is the result of eliminating in consolidation a number of deferred tax liabilities which were related to intercompany transactions and contract modification expense. The “exclusion of Subchapter S income” reflects the effect of the lack of income tax expense recorded for the Subchapter S entities for the year-to-date periods ended June 25, 2014 and September

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

30, 2013.  A reconciliation of federal income tax expense computed by applying the federal statutory tax rate to income (loss) before federal income tax expense (benefit) for the nine month periods ended September 30 is as follows:

	2014		2013
		Effective		Effective
	Amount	Tax Rate	Amount	Tax Rate
($ in thousands)
Expected tax expense (benefit)	$(3,497)	35.0%	$4,123	34.3%
Exclusion of Subchapter S income	8,497	(85.0)	(1,110)	(9.2)
Change in tax status	(19,517)	195.3	–	–
Change in federal statutory rate	(76)	0.8	–	–
Tax-exempt income	(110)	1.1	(196)	(1.6)
State income taxes	395	(4.0)	448	3.7
Other	150	(1.5)	(29)	(0.3)
Total income tax expense (benefit)	$(14,158)	141.7%	$3,236	26.9%

5. Reinsurance

Through unaffiliated general agents, SNIC, NSIC, and USIC write primarily auto and commercial lines of business. This business is written pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are tripartite agreements executed by SNIC, NSIC, or USIC, the reinsurer, and the general agent. Substantially all of the risk associated with this business is borne by the reinsurer.  As compensation for writing this business, SNIC, NSIC, and USIC receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents. If the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.

SNIC, NSIC, and USIC remain liable for unearned premiums and unpaid losses and loss adjustment expenses with respect to reinsurance ceded should the reinsurer be unable to meet its obligations. Management considers the possibility of a reinsurer becoming unable to meet its obligations as remote due to the reinsurers’ financial stability, A.M. Best Company rating, size, security funds available, and other factors as appropriate. Following is a summary of these balances:

	September 30,	December 31,
	2014	2013
($ in thousands)
Ceded unearned premiums	$463,720	$365,333
Ceded loss and loss adjustment expense reserves	1,156,877	1,006,892
Total reinsurance recoverables	1,620,597	1,372,225
Secured reinsurance recoverables	(1,212,627)	(1,014,947)
Unsecured reinsurance recoverables	$407,970	$357,278

6. Fair Value Measurements

Assets and liabilities reported in the condensed consolidated financial statements at fair value are required to be classified according to a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into three levels. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

(Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or liability’s classification is based on the lowest level input that is significant to its measurement. For example, a Level 3 fair value measurement may include inputs that are both observable (Level 1 and 2) and unobservable (Level 3). The levels of the fair value hierarchy are as follows:

•	Level 1: Inputs are quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
•

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. These inputs include market interest rates and volatilities, spreads, and yield curves.

•

Level 3: Inputs are unobservable. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

•

Available-for-sale, fixed-maturity securities: All fixed-maturity investments are currently reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from either an independent pricing service using quoted prices or from its third-party investment managers. These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus, prepayment speeds, credit information, and the security’s terms and conditions, among other things. Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements of ASC 820 for Level 2 investment securities.

•

Available-for-sale equity securities: Equity securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices or from its third-party investment managers.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

September 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$–	$14,517	$–	$14,517
Government agency	–	2,383	–	2,383
State and municipality	–	48,857	–	48,857
Industrial and miscellaneous	–	86,452	–	86,452
Residential mortgage-backed	–	82,401	–	82,401
Commercial mortgage-backed	–	16,751	–	16,751
Redeemable preferred stock	–	417	–	417
Total fixed-maturity securities	–	251,778	–	251,778

Equity securities
Non-redeemable preferred stock	–	1,995	–	1,995
Common stock	–	592	–	592
Total equity securities	–	2,587	–	2,587
	$–	$254,365	$–	$254,365

December 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$–	$9,855	$–	$9,855
Government agency	–	2,840	–	2,840
State and municipality	–	41,185	–	41,185
Industrial and miscellaneous	–	52,658	–	52,658
Residential mortgage-backed	–	65,334	–	65,334
Commercial mortgage-backed	–	8,671	–	8,671
Redeemable preferred stock	–	411	–	411
Total fixed-maturity securities	–	180,954	–	180,954

Equity securities
Non-redeemable preferred stock	–	1,802	–	1,802
Common stock	–	499	–	499
Total equity securities	–	2,301	–	2,301
	$–	$183,255	$–	$183,255

There was no Level 3 activity including gains or losses recognized purchases, or sales transaction during the periods ending September 30, 2014 and December 31, 2013.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between Level 1, Level 2, and Level 3 at September 30, 2014 and December 31, 2013.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

7. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers substantially all officers and employees who are at least 18 years of age. The Company is required to make a matching contribution of 50% of employees’ contributions, limited to 6% of eligible employees’ compensation. Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended September 30, 2014 was $212 thousand (2013 - $201 thousand) and for the nine months ended September 30, 2014 was $836 thousand (2013- $774 thousand), respectively.

8. Stock-based Payments

On May 29, 2014, the Company’s shareholders approved the 2014 Long-Term Incentive Plan (2014 Plan), which provides for an aggregate of 4.4 million shares of our common stock that may be issued to employees and non-employee directors. Awards under the 2014 Plan may be in the form of stock options (including incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code and non-statutory stock options), restricted stock, restricted stock units, stock appreciation rights and performance units.  Upon completion of the private placement, the Company made grants of non-qualified stock options to our executive officers and certain employees to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors.  These non-qualified stock options and restricted stock grants are classified as equity based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.

The fair value of each stock option grant is established on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions.  The expected volatility is 32.96%, based on historical volatility of similar entities that are publicly traded for a period equal to the expected term. The estimated term of the options, all of which expire ten years after the grant date, is 5.5 years based on expected behavior of the group of option holders. The assumed risk-free interest rate is 1.85%, based on rates for U.S. Treasury Notes with maturity dates corresponding to the estimated term of the options on the date of grant.  The assumed dividend yield was 0.40% and no forfeitures are expected.

On July 9, 2014 the company granted 38,500 shares of common stock to employees under the 2014 Plan.  The fair value of the shares was determined based on the most recent trading price of the stock.

9. Concentration of Risk

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly, and Management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

A significant portion of the Company’s writings occurs in California, New York, Texas, Florida and Arizona. Two customers comprised approximately 5% of the Company’s CPI writings at September 30, 2014. Three reinsurers represent approximately 51% of the Company’s unsecured ceded balances at September 30, 2014.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

10.  Commitments and Contingencies

The Company is involved in various legal proceedings incidental to its normal business activities. Management of the Company does not anticipate that the outcome of such legal actions will have a material effect on the Company’s condensed consolidated financial position or results of operations.

SNIC, NSIC, and USIC are subject to assessments from various insurance regulatory agencies related to insurance company insolvencies. Management is not aware of any material assessments for which notice has not yet been received. However, to the extent that such assessments are made, the Company has the contractual right to recover these amounts from the underlying reinsurers.

In July 2009, the Company formed a Collateral Protection Alliance (the Alliance) with CUMIS Insurance Society, Inc., a subsidiary of CUNA, to administer and write CPI business for their customers. The Alliance includes an agency agreement and a reinsurance agreement whereby the Company cedes 50% of the business back to CUNA. The Company did not account for the Alliance as a business combination because it did not result in a change of control. In connection with the Alliance, the Company has a purchase option and CUNA has a put option, whereby the Company is obligated to purchase CUNA’s right to participate in future program business in the event of termination of the Alliance at a specified price.

On May 19, 2014, the company signed an amendment to alter certain provisions of the July 24, 2009 Alliance with CUNA related to the Company’s collateral protection business.  The amendment, effective July 1, 2014, reduces CUNA’s quota share under the reinsurance agreement from 50% to 30% for all policies written on or after July 1, 2014.  In addition, the term of the Alliance was extended through July 31, 2018, with an automatic three-year renewal (subject to the right of either party to give notice of nonrenewal); the termination rights for each party were modified, and the purchase price calculation was modified.

In consideration of these changes, State National accrued the expense of $17.8 million as of June 30, 2014 and made two payments to CUNA on July 8, 2014.  The first payment of $14.8 million is not subject to any future adjustments.  The second payment of $3.0 million is subject to potential future adjustment based upon the net premium and loss ratio for the 12-month period ending June 30, 2015, with any payment adjustment due on August 7, 2015.

11. Earnings Per Share

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. Earnings per share have been adjusted to reflect a 736 for one stock split in the form of a stock dividend

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

on June 23, 2014.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands, except for per share amounts)	2014	2013	2014	2013

Numerator for both basic and diluted earnings per share:
Net income (loss)	$6,959	$6,997	$4,166	$8,785

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	44,231,336	34,176,896	37,748,716	34,176,896

Dilutive effect of outstanding securities (determined using the treasury stock method)	206,223	–	73,274	–

Weighted-average common shares outstanding and potential common shares outstanding	44,437,559	34,176,896	37,821,990	34,176,896

12. Segment Information

The following is business segment information for the periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2014	2013	2014	2013
Revenues:
Program	$12,168	$8,810	$33,010	$21,955
Lender	26,321	21,775	71,705	63,260
Corporate	2,082	1,917	6,786	6,010
Consolidated Revenues	$40,571	$32,502	$111,501	$91,225

Income (loss) before income taxes:
Program	$9,100	$4,547	$24,893	$13,257
Lender	4,385	3,833	(8,237)	9,376
Corporate	(2,135)	(202)	(26,648)	(10,612)
Consolidated Income (loss) before income taxes	$11,350	$8,178	$(9,992)	$12,021

STATE NATIONAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, continued)

The following tables summarize the financial assets of the Company’s segments as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
($ in thousands)	2014	2013
Assets:
Program	$1,644,319	$1,389,595
Lender	17,047	19,659
Corporate	383,166	281,697
	$2,044,532	$1,690,951

13. Common Stock

On June 25, 2014, the Company completed the sale of an aggregate of 31,050,000 shares of our common stock in a private placement exempt from registration under the Securities Act and received net proceeds of approximately $280.6 million.  Of the net proceeds from the private placement, the Company used approximately (i) $190.6 million to purchase 21,030,294 shares of common stock from certain of our shareholders pursuant to a stock redemption agreement entered into prior to the private placement, (ii) $17.8 million to make pre-tax payments to CUNA pursuant to a recent amendment of the alliance agreement (See Note 10 — “Commitments and Contingencies”) and (iii) $50 million to contribute to the capital of our insurance subsidiaries.

14. Subsequent Events

On July 15, 2014, the Company filed a registration statement with the United States Securities and Exchange Commission.   On September 12, 2014, October 3, 2014 and October 22, 2014, the Company filed amendments to the registration statement for the resale of up to an aggregate of 30,728,500 shares of the Company’s common stock.  On October 30, 2014, the Company’s registration statement with the United States Securities and Exchange Commission became effective.

Subordinated debentures with a carrying value of $7.5 million were purchased for $6.75 million (plus accrued interest of approximately $49 thousand) on October 8, 2014.  The debentures were issued on May 15, 2003 with an original maturity of May 15, 2033 and currently accrued interest at LIBOR plus 4.10%.  This transaction resulted in a gain of approximately $610 thousand after deducting the unamortized portion of the initial issuance costs from the difference in the par value and the purchase price.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Other Statements

This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our final prospectus filed pursuant to Rule 424 (b) under the Securities Act of 1933 on October 31, 2014.

Overview

We are a leading specialty provider of property and casualty insurance operating in two niche markets across the United States.  In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market in exchange for a ceding fee.  In our Lender Services segment, we specialize in providing collateral protection insurance, or CPI, which insures personal automobiles, light trucks, SUVs and other vehicles held as collateral for loans made by credit unions, banks, specialty lenders and other financial institutions.

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents, or GAs, who sell, control, and administer books of insurance business that are supported by third-party reinsurers, domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the underwriting and operating risks in connection with our issuing carrier arrangements to our capacity providers. In many cases, we hold significant collateral to secure the associated reinsurance recoverables. As such, this segment generates very large gross premium with little net premium (except for the run-off of the retained business as described below). Since the funds related to settling balances (premiums, commissions and losses) between the GAs and the reinsurers do not flow through the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts. In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

Our Lender Services segment generates premium from providing collateral protection insurance, or CPI, to our credit union, bank and specialty finance clients.  Our principal product in this segment is CPI. Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan. Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan. Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.

Recent Developments

On June 25, 2014, we completed the sale of an aggregate of 31,050,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933, which we refer to in this report as the private placement, and received net proceeds of approximately $280.6 million. Of the net proceeds from the private placement, we used approximately (i) $190.6 million to purchase 21,030,294 shares of our common stock from certain of our shareholders pursuant to a stock redemption agreement we entered into with them prior to the private placement at a per share price equal to the net proceeds, after allocable expenses, per share that we received from the private placement, (ii) $17.8 million to make pre-tax payments to CUNA Mutual pursuant to the recent amendment to our Collateral Protection Alliance Agreement with CUNA Mutual to increase our retention of the business subject to the alliance and (iii) $50 million to contribute to the capital of our insurance subsidiaries. We intend to use the remainder of the net proceeds for general corporate purposes.

On July 15, 2014, we filed a resale registration statement with the Securities and Exchange Commission in order to satisfy our obligations under a registration rights agreement we entered into in connection with the private placement for the benefit of the holders of the shares sold in the private placement.  The resale registration statement was declared effective on October 30, 2014, and our common stock began trading on the Nasdaq Global Select Market on November 3, 2014.

Factors Affecting Our Operating Results

Trending Market Opportunities. We believe that recently improved macroeconomic conditions, including rate hardening in property and casualty insurance lines, increasing availability of credit and increasing automobile sales, should provide us with more growth opportunities in both of our business segments.  We also believe that the increased role of capital markets alternatives to reinsurance, the capitalization of recent hedge fund-backed reinsurers and the growth of the off-shore reinsurance market generally should drive demand for our services, as these firms typically do not have direct access to the U.S. market.

In our Lender Services business, we believe that organic growth from our existing lender clients is, and potential new business from banks and specialty finance companies will be, driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability.  We expect that growth in lenders’ portfolios will result in increased premium writings for us. However, with the increasing availability of credit, we expect the credit quality of borrowers to deteriorate, resulting in increased losses and loss ratios in our Lender Services business compared to losses and loss ratios we experienced during prior periods when credit was not as available and the credit quality of borrowers would be expected to be higher.  Historically, we have targeted a loss ratio between 35% and 45%.  For the nine months ended September 30, 2014 our net loss ratio was 41.5% compared to 37.8% for the nine months ended September 30, 2013. We believe the credit quality of borrowers has declined over the last few years with the increasing availability of credit, and our loss ratio has increased consistent with this trend and is returning to normal targeted levels.  Also consistent with this trend, our policy cancellation experience increased while credit availability was limited as we believe higher credit quality borrowers tend to be more diligent in providing evidence of insurance to their lending institution.  If credit availability continues to increase, we expect our cancellation experience to return to historical levels, which will further increase our premium writings.

We have experienced additional demand for our program services from an increase in hedge fund sponsored reinsurers and other institutional risk investors.  One recent example of a significant program with an institutional risk investor is Nephila Capital Ltd. Nephila is a hedge fund with approximately $10 billion in assets under management that participates in the reinsurance market for catastrophe exposed property business.  Nephila is currently accessing the U.S. market through our insurance subsidiaries.  In addition, we have recently entered into a new arrangement with Nephila under which we have granted Nephila the exclusive right to produce U.S. property insurance, predominantly in areas potentially affected by catastrophes, for us during 2015 and 2016.  Under this arrangement, we have agreed to provide Nephila up to $400 million of premium capacity for 2015 and 2016, and Nephila has agreed to produce minimum premiums written of $300 million for 2015 and $400 million for 2016, with equivalent ceding fees paid to us on such amounts whether or not the minimum premium levels are produced, subject to our maintaining our “A” A.M. Best rating and potential reductions to the extent we do not have the authority to write the particular policies they desire to have written and they write such policies through other providers.

In addition, recent downgrades of certain insurance companies have, and we believe that future downgrades of other insurance companies will, create increased demand for our issuing carrier capacities.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (MIG), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance Corporation.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  For 2013, we wrote gross premiums of $170 million under this program, for which we earned gross premiums of $64 million and ceding fees of $3.5 million.  For the nine months ended September 30, 2014, we have written and earned approximately $214 million and $194 million, respectively, of gross premiums related to this program, for which we earned $10.7 million in ceding fees.

Alliance with CUNA Mutual.  The Company’s alliance with CUNA Mutual that began in 2009 provides us access to a wider array of clients and added significant additional scale to our CPI business.  For the nine months ended September 30, 2014 and September 30, 2013, we have generated earned premiums of $28.2 million and $21.3 million, respectively, through the alliance with CUNA Mutual. Prior to July 1, 2014, this business was subject to a 50% quota share agreement with CUNA Mutual.  We recently amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange have made payments to CUNA Mutual totaling approximately $17.8 million, which payments may be adjusted somewhat based on net premiums and loss ratio for the 12-month period ending June 30, 2015.  In addition, the term of the alliance has been extended at least through July 31, 2018.

Run-off of the Retained Business.  In the past, the Company has participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  Most recently, from 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  As reflected in the “Program Services Segment—Results of Operations,” we recorded negative premiums earned of $15,000 and, $536,000, for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The negative premiums resulted primarily due to the novation of the three remaining active California programs (one in 2013 and two in 2012) in this run-off book of business, net policy and refunds for a number of run-off accounts, and the run-off of claim reserves on retained accounts.    Most of the retained business was general liability business.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of September 30, 2014, we had net reserves of $3.3 million related to this business.

Subchapter S Corporation Status.  Prior to the completion of the private placement, we elected for our parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code and our subsidiaries (other than our insurance subsidiaries and intermediate holding company) to be pass-through entities for federal income tax purposes. As a result, prior to the completion of the private placement, the income for our parent company and pass-through subsidiaries was not subject to, and we did not pay, U.S. federal income taxes, and no provision or liability for federal or state income tax for our parent company pass-through subsidiaries has been included in our consolidated financial statements.  The tax provision, assets and liabilities that are reflected in our consolidated financial statements for periods prior to the completion of the private placement represent those for our insurance subsidiaries, SNIC, NSIC, and USIC, and their intermediate holding company, State National Intermediate Holdings, Inc. (“SNIH”), as those entities were “C” Corporations.  Despite the Subchapter S corporation status, the impact of taxes on our parent company are included in the financial statements in that our shareholders were provided with the cash to pay the taxes that passed through to the shareholders.  Prior to the completion of the private placement, we made periodic cash distributions to our shareholders that have included amounts necessary for them to pay their estimated personal U.S. federal income tax liabilities relating to the items of our income, gain, deductions and losses that pass through to them.  Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.

Founder Special Compensation.  During 2014 and 2013, we paid special compensation to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter, in recognition of their service to our Company.  We refer to these payments as “Founder special compensation.”  Founder special compensation payments were discretionary and determined by the Company’s owners in the first or second quarter of the year in which they were made, based on current period considerations including capital position, estimated capital needs and liquidity, and earnings for the prior year.  We paid founder special compensation in the aggregate amount of $17.9 million and $10.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  Following the completion of the private placement in June 2014, we will no longer pay founder special compensation, as Lonnie Ledbetter has retired, and the bonus compensation for the remainder of 2014 for Terry Ledbetter, who serves as our Chairman, President and Chief Executive Officer, will be determined based on 2014 performance goals.

Seasonality of Our Business.  Our Lender Services segment typically experiences seasonal fluctuations in written premium.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  We believe this trend follows loan delinquency patterns for the industry. We generally do not experience seasonality in our Program Services segment.

Principal Revenue and Expense Items

Premiums earned.  Premiums earned are the earned portion of our net premiums written, which are predominately CPI premiums. As the CPI product is not a traditional insurance product, the premium recognition is likewise different.  First, we do not record premiums until we collect them from our accounts since they have the right to waive the placement of insurance on any of their loans. Our premium notice cycles average approximately 45 to 65 days. Therefore, we earn premiums for such notice periods at the time they are written. Next, there is a high level of policy cancellations since borrowers often purchase insurance at the traditional rates that provides protection for them in addition to their lender.  Due to this high level of policy cancellations, we split the premium into two pieces:  (1) an allowance for future cancellations and (2) premiums that we expect to earn, which we refer to as “stick premiums.”  We earn stick premiums on a pro rata basis over the terms of the policies. The CPI premiums written as presented in this document reflect the effects of the allowance for policy cancellations including any adjustments related to re-estimation of the allowance.  As such, our recorded CPI premiums written are those that we expect to earn while those that are expected to cancel are included in the allowance for policy cancellations.  At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining terms of the policies. Our policies typically have a term of one year, although the average duration of our CPI policies is typically less than six months due to policy cancellations.

Ceding fees.  Ceding fees are fees we receive in the Program Services segment in exchange for providing access to the U.S. property and casualty insurance market and are based on the gross premiums we write on behalf of our GA and capacity provider clients. We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured, which policies often have a one year term.

Loss and loss adjustment expenses.  Loss and loss adjustment expenses (LAE) include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. We record loss and LAE related to estimates of future claim payments based on historical experience. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. We revise our estimates as we receive additional information about claims and the total costs of settlement.

Commissions.  Commission expenses are primarily related to the acquisition of our Lender Services business.  A significant portion of these amounts are paid to financial institutions as a means to reimburse the financial institution for costs associated with operating a CPI program. These commissions are partially offset by ceding commissions received under our quota reinsurance agreement with CUNA Mutual and the reimbursement we received from CUNA Mutual for 30% of the direct commission expense.  This reimbursement rate changed from 50% to 30% for business written on or after July 1, 2014. The ceding commission compensates us for expenses, such as underwriting and policy acquisition expenses, that we incur in connection with the writing of the ceded business.

General and administrative expense.  General and administrative expense is composed of all other operating expenses, including various departmental salaries and benefits expenses for employees.  General and administrative expenses also include expenses related to our office space, postage, telephone and information technology charges, as well as legal and auditing fees and corporate travel.  In addition, general and administrative expense includes those charges that are related to the amortization of tangible and intangible assets.

Stock-based Compensation Expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Stock-based compensation expense was approximately $1.2 million as of September 30, 2014, relating to stock options and stock grants that we granted to our management and employees in connection with the private placement, recognized on a pro rata basis over the vesting period.  Upon completion of the private placement, the Company made grants of non-qualified stock options to our executive officers to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors and 38,500 shares of stock to our employees.  The non-qualified stock options and restricted stock grants are classified as equity based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.  The stock grants made to employees were expensed at their fair value and had no vesting or performance requirements.

Other Measures and Ratios

Adjusted net income.  Adjusted net income is considered a non-GAAP financial measure because it reflects the following adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP: the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented, and the exclusion (net of tax benefit) of the increase in the Company’s deferred tax asset as a result of the conversion to C Corporation status, the amount of founder special compensation and the non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted net income to evaluate core financial performance against historical results without the effect of these items.  For a reconciliation of this non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”

Program Services Expense Ratio

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium.

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services business.  Expressed as a percentage, this is the ratio of net loss and LAE incurred to net premiums earned.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services business. Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services business.  This is the sum of the net loss ratio and the net expense ratio.

Critical Accounting Estimates

Our consolidated financial statements include amounts that, either by their nature or due to the requirements of generally accepted accounting principles in the U.S. (GAAP), are determined using estimates and assumptions.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances.   While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.  We believe the items that require the most subjective and complex estimates are: unpaid losses and loss adjustment expense reserves, allowance for policy cancellations, unearned premium reserve, reinsurance recoverable, valuation of our investment portfolio and assessment of other-than-temporary impairments (OTTI).

There were no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2014.  Our critical accounting policies and estimates are described in our audited consolidated financial statements and the related notes in our final prospectus filed pursuant to Rule 424 (b) under the Securities Act on October 31, 2014.

Consolidated Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013

Revenues:
Premiums earned	$25,599	$20,951	$69,585	$60,433
Commission income	405	567	1,167	1,494
Ceding fees	12,167	8,796	33,025	22,491
Net investment income	1,183	1,247	3,401	3,666
Realized net investment gains	291	310	1,186	1,330
Other income	926	631	3,137	1,811
Total revenues	40,571	32,502	111,501	91,225

Expenses:
Losses and loss adjustment expenses	10,695	8,777	29,009	23,193
Commissions	1,209	513	2,438	2,133
Taxes, licenses, and fees	823	604	2,053	1,769
General and administrative	14,813	13,841	42,321	40,163
Founder special compensation	–	–	17,914	10,202
Offering-related expenses	1,101	–	8,230	–
Contract modification expense	–	–	17,800	–
Interest expense	580	589	1,728	1,744
Total expenses	29,221	24,324	121,493	79,204

Income (loss) before income taxes	11,350	8,178	(9,992)	12,021

Income taxes:
Current tax expense	752	2,525	4,505	4,433
Deferred tax expense (benefit)	3,639	(1,344)	(18,663)	(1,197)
	4,391	1,181	(14,158)	3,236
Net income	$6,959	$6,997	$4,166	$8,785

Adjusted net income	$7,634	$5,059	$20,796	$13,747

Reconciliation of adjusted net income:
Net income	$6,959	$6,997	$4,166	$8,785
Plus (less): Provision for income taxes to reflect change to C corporation status (1)	–	(1,938)	4,193	(1,349)
Less: Recognition of deferred tax asset upon conversion to C corporation (2)	–	–	14,480	–
Plus: Founder special compensation (3)	–	–	10,973	6,311
Plus: Offering-related expenses (3)	675	–	5,041	–
Plus: Contract modification expense (3) (4)	–	–	10,903	–
Adjusted net income	$7,634	$5,059	$20,796	$13,747

(1)

Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.  This adjustment represents estimated income taxes as if the Company had been treated as a C Corporation for each period presented. The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 38.8% for the three and nine months ended September 30, 2014 and 38.1% for the three and nine months ended September 30, 2013, respectively.

(2)

As a result of the Company’s conversion to a C Corporation, the deferred tax asset increased by approximately $14.5 million primarily due to the effects of eliminating deferred tax balances on the insurance subsidiaries related to intercompany transactions. This excludes the tax effect related to contract modification expense as discussed in note (4) below.

(3)

Founder special compensation, offering-related expenses, and contract modification expense are shown net of the estimated tax benefit for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 38.8% and 38.1% for the periods ended September 30, 2014 and 2013, respectively.

(4)

In connection with the recent amendment to the alliance agreement with CUNA Mutual, we agreed to pay CUNA Mutual $17.8 million.  As a result, we recorded contract modification expense of $17.8 million, or $11.0 million net of tax benefit.

Consolidated Results of Operations for the Three Months Ended September 30, 2014 compared with the Three Months Ended September 30, 2013

Premiums earned.  Premiums earned increased by $4.6 million, or 22.2%, from $21.0 million for the three months ended September 30, 2013 to $25.6 million for the three months ended September 30, 2014.  This increase was primarily due to an increase in Lender Services premiums earned, $2.2 million of which relates to the amendment to the CUNA Mutual alliance.  Lender Services premium increases were driven primarily by rising automobile sales, higher average auto loan sizes and increasing credit availability.

Ceding fees.  Ceding fees increased by $3.4 million, or 38.3%, from $8.8 million for the three months ended September 30, 2013 to $12.2 million for the three months ended September 30, 2014, primarily due to an increase in Program gross earned premium from $131.6 million for the three months ended September 30, 2013 to $217.0 million for the three months ended September 30, 2014 related to improvement from two sources.  First, one significant program experienced growth in 2014.  Second, another significant program was added in mid-2013.  The earnings for this program had not yet reached the normal run-rate as of September 30, 2013.  Program gross written premium increased from $219.2 million for the three months ended September 30, 2013 to $257.2 million for the three months ended September 30, 2014.  We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Losses and loss adjustment expenses.  Losses and LAE increased by $1.9 million, or 21.9%, from $8.8 million for the three months ended September 30, 2013 to $10.7 million for the three months ended September 30, 2014, which is partly the result of higher earned premiums. In addition, the net loss ratio on the Lender Services segment increased from 39.4% for the three months ended September 30, 2013 to 40.7% for the three months ended September 30, 2014.  The variance is partly attributable to an increase in claims volume as the number of loans insured tends to rise as credit becomes more readily available.  The variance is also due to an increase in claims severity, especially for the conversion/skip coverage.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $972,000 or 7.0%, from $13.8 million for the three months ended September 30, 2013 to $14.8 million for the three months ended September 30, 2014, primarily due to stock-based compensation expense incurred in 2014.  The Company did not have stock-based compensation expense in 2013.

Offering-related expenses. Offering-related expenses of $1.1 million at September 30, 2014 are non-recurring expenses associated with the private placement of the Company’s stock.

Current tax expense.    Current tax expense decreased by $1.8 million, from $2.5 million for the three months ended September 30, 2013 to $752,000 for the three months ended September 30, 2014, primarily due to a $6.7 million tax impact of paying the CUNA Mutual contract modification expense.  This decrease is partially offset by an increase in operating income and the conversion of the Company’s tax status to a C Corporation.

Deferred tax expense (benefit). Deferred tax expense (benefit) increased by $5.0 million, from ($1.3) million for the three months ended September 30, 2013 to $3.6 million for the three months ended at September 30, 2014, primarily due to $6.7 million related to the CUNA Mutual contract modification payment.

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Premiums earned.  Premiums earned increased by $9.2 million, or 15.1%, from $60.4 million for the nine months ended September 30, 2013 to $69.6 million for the nine months ended September 30, 2014.  This increase was primarily due to an $8.6 million increase in Lender Services premiums earned, $2.2 million of which is due to the amendment of the CUNA Mutual alliance.  Lender Services premium increases were driven primarily by rising automobile sales, higher average auto loan sizes and increasing credit availability.

Ceding fees.  Ceding fees increased by $10.5 million, or 46.8%, from $22.5 million for the nine months ended September 30, 2013 to $33.0 million for the nine months ended September 30, 2014, primarily due to an increase in Program gross earned premium from $379.7 million for the nine months ended September 30, 2013 to $592.2 million for the nine months ended September 30, 2014 related to improvement from two sources.  First, one significant program experienced growth in 2014.  Second, another significant program was added in mid-2013.  The earnings for this program had not yet reached the normal run-rate as of September 30, 2013.  Program gross written premium increased from $465.6 million for the nine months ended September 30, 2013 to $693.3 million for the nine months ended September 30, 2014.  We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Losses and loss adjustment expenses.  Losses and LAE increased by $5.8 million, or 25.1%, from $23.2 million for the nine months ended September 30, 2013 to $29.0 million for the nine months ended September 30, 2014, which is partly the result of higher earned premiums. In addition, the net loss ratio on the Lender Services segment increased from 37.8% for the nine months ended September 30, 2013 to 41.5% for the nine months ended September 30, 2014.  The variance is partly attributable to an increase in claims volume as the number of loans insured tends to rise as credit becomes more readily available.  The variance is also due to an increase in claims severity, especially for the conversion/skip coverage.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $2.1 million or 5.4%, from $40.2 million for the nine months ended September 30, 2013 to $42.3 million for the nine months ended September 30, 2014, primarily due to an increase in expenses associated with the increased Lender Services premium writings and stock-based compensation.

Founder special compensation. Founder special compensation increased by $7.7 million or 75.6% from $10.2 million for the nine months ended September 30, 2013 compared to $17.9 million for the nine months ended September 30, 2014.  The increase in discretionary founder special compensation was primarily due to the favorable capital position and liquidity during the period as well as our expected liquidity needs prior to the completion of the private placement in 2014. This favorable position was partly due to the increased earnings achieved for 2013 as compared to 2012.  The assessment was made by the Company’s owners in the first and second quarters and was considered along with the capital needs for the coming periods.

Offering-related expenses. Offering-related expenses of $8.2 million at September 30, 2014 are non-recurring expenses associated with the private placement of the Company’s stock.

Contract modification expense. Contract modification expense of $17.8 million at September 30, 2014 is associated with the modification of the CUNA Mutual alliance agreement. The Company accrued the expense as of June 30, 2014 and paid the expense on July 8, 2014.

Deferred tax expense (benefit). Deferred tax expense (benefit) decreased by $17.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the recognition of a deferred tax benefit of $14.5 million resulting from the conversion of the Company’s tax status to a C Corporation, primarily due to the effects of eliminating deferred tax balances on the insurance subsidiaries related to intercompany transactions.

Program Services Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013

Revenues:
Premiums earned	$1	$14	$(15)	$(536)
Ceding fees	12,167	8,796	33,025	22,491
Total revenues	12,168	8,810	33,010	21,955

Expenses:
Losses and loss adjustment expenses	266	531	113	141
Commissions	1	23	(1)	383
Taxes, licenses, and fees	4	(7)	3	2
General and administrative	2,797	3,716	8,002	8,172
Total expenses	3,068	4,263	8,117	8,698

Income before income taxes	$9,100	$4,547	$24,893	$13,257

Program gross expense ratio	1.1%	1.7%	1.2%	1.8%
Gross premiums written	$257,175	$219,150	$693,260	$465,594
Gross premiums earned	$217,000	$131,552	$592,248	$379,742

Program Services Segment Results of Operations for the Three Months Ended September 30, 2014 compared with the Three Months Ended September 30, 2013

Ceding fees.  Ceding fees increased by $3.4 million, or 38.3%, from $8.8 million for the three months ended September 30, 2013 to $12.2 million for the three months ended September 30, 2014, primarily due to an increase in gross earned premium from $131.6 million for the three months ended September 30, 2013 to $217.0 million for the three months ended September 30, 2014 related to improvement from two sources.  First, one significant program experienced growth in 2014.  Second, another significant program was added in mid-2013.  The earnings for this program had not yet reached the normal run-rate as of September 30, 2013. Gross written premium increased from $219.2 million for the three months ended September 30, 2013 to $257.2 million for the three months ended September 30, 2014.  We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Losses and loss adjustment expenses. Losses and LAE incurred in the run-off of the retained business decreased by $265,000 from $531,000 for the three months ended September 30, 2013 to $266,000 for the three months ended September 30, 2014.  The decrease in losses and LAE for the three months ended September 30, 2014 was related to strengthening reserves on runoff programs during the three month period ending September 30, 2013.

General and administrative expense. General and administrative expense decreased by $919,000, or 24.7%, from $3.7 million for the three months ended September 30, 2013 to $2.8 million for the three months ended September 30,

2014.  The difference is primarily attributable to deferred executive compensation expense recognized in 2013.  This decrease is partially offset by an increase in accrued compensation in 2014.

Program Services Segment Results of Operations for the Nine Months Ended September 30, 2014 compared with the Nine Months Ended September 30, 2013

Premiums earned. Negative premiums earned increased by $521,000 from $(536,000) for the nine months ended September 30, 2013 to $(15,000) for the nine months ended September 30, 2014 due to the run-off of the retained business as all retained programs were discontinued in 2013.

Ceding fees.  Ceding fees increased by $10.5 million, or 46.8%, from $22.5 million for the nine months ended September 30, 2013 to $33.0 million for the nine months ended September 30, 2014, primarily due to an increase in gross earned premium from $379.7 million for the nine months ended September 30, 2013 to $592.2 million for the nine months ended September 30, 2014 related to improvement from two sources.  First, one significant program experienced growth in 2014.  Second, another significant program was added in mid-2013.  The earnings for this program had not yet reached the normal run-rate as of September 30, 2013.  Gross written premium increased from $465.6 million for the nine months ended September 30, 2013 to $693.2 million for the nine months ended September 30, 2014.  We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Lender Services Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013

Revenues:
Premiums earned	$25,598	$20,937	$69,600	$60,969
Commission income	405	567	1,167	1,494
Other income	318	271	938	797
Total revenues	26,321	21,775	71,705	63,260

Expenses:
Losses and loss adjustment expenses	10,429	8,246	28,896	23,052
Commissions	1,208	490	2,439	1,750
Taxes, licenses, and fees	819	611	2,050	1,767
General and administrative	9,480	8,595	28,757	27,315
Contract modification expense	–	–	17,800	–
Total expenses	21,936	17,942	79,942	53,884

Income (loss) before income taxes	$4,385	$3,833	$(8,237)	$9,376

Net Loss Ratio	40.7%	39.4%	41.5%	37.8%
Net Expense Ratio	45.0%	46.3%	47.8%	50.6%
Net Combined Ratio	85.7%	85.7%	89.3%	88.4%

Lender Services Segment Results of Operations for the Three Months Ended September 30, 2014 compared with the Three Months Ended September 30, 2013

Premiums earned. Premiums earned increased by $4.7 million, or 22.3%, from $20.9 million for the three months ended September 30, 2013 to $25.6 million for the three months ended September 30, 2014, $2.2 million of which is related to the amendment of the CUNA Mutual alliance.  Lender Services premium increases are driven primarily by rising automobile sales, higher average auto loan sizes and increasing credit availability.

Losses and loss adjustment expenses. Losses and LAE increased by $2.2 million, or 26.5%, from $8.2 million for the three months ended September 30, 2013 to $10.4 million for the three months ended September 30, 2014, which is partly a result of higher earned premiums. The net loss ratio slightly increased from 39.4% for the three months ended September 30, 2013 to 40.7% for the three months ended September 30, 2014. The variance is partly attributable to an increase in claims volume as the number of loans insured tends to rise as credit becomes more readily available.  The variance is also due to an increase in claims severity especially for the conversion/skip coverage.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, which, in turn results in higher loan balances which are the bases upon which we pay claims.

General and administrative expense. General and administrative expense increased by $885,000, or 10.3%, from $8.6 million for the three months ended September 30, 2013 to $9.5 million for the three months ended September 30, 2014, primarily as a result of an increase in accrued compensation expense.

Lender Services Segment Results of Operations for the Nine Months Ended September 30, 2014 compared with the Nine Months Ended September 30, 2013

Premiums earned. Premiums earned increased by $8.6 million, or 14.2%, from $61.0 million for the nine months ended September 30, 2013 to $69.6 million for the nine months ended September 30, 2014, $2.2 million of which is related to the amendment of the CUNA Mutual alliance.  Lender Services premium increases are driven primarily by rising automobile sales, higher average auto loan sizes and increasing credit availability.

Losses and loss adjustment expenses. Losses and LAE increased by $5.8 million, or 25.4%, from $23.1 million for the nine months ended September 30, 2013 to $28.9 million for the nine months ended September 30, 2014, which is partly a result of higher earned premiums. The net loss ratio increased from 37.8% for the nine months ended September 30, 2013 to 41.5% for the nine months ended September 30, 2014. The variance is partly attributable to an increase in claims volume as the number of loans insured tends to rise as credit becomes more readily available.  The variance is also due to an increase in claims severity especially for the conversion/skip coverage.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, which, in turn results in higher loan balances which are the bases upon which we pay claims.

General and administrative expense. General and administrative expense increased by $1.5 million, or 5.3%, from $27.3 million for the nine months ended September 30, 2013 to $28.8 million for the nine months ended September 30, 2014, primarily as a result of the increase in expenses associated with the increased premium writings.

Contract modification expense. Contract modification expense of $17.8 million at September 30, 2014 is associated with the modification of the CUNA Mutual alliance agreement. The Company accrued the expense as of June 30, 2014 and paid the expense on July 8, 2014.

Corporate Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013

Revenues:
Net investment income	$1,183	$1,247	$3,401	$3,666
Realized net investment gains	291	310	1,186	1,330
Other income	608	360	2,199	1,014
Total revenues	2,082	1,917	6,786	6,010

Expenses:
General and administrative	2,536	1,530	5,562	4,676
Founder special compensation	–	–	17,914	10,202
Offering-related expenses	1,101	–	8,230	–
Interest expense	580	589	1,728	1,744
Total expenses	4,217	2,119	33,434	16,622

Income (loss) before income taxes	(2,135)	(202)	(26,648)	(10,612)

Income tax expense (benefit)	4,391	1,181	(14,158)	3,236

Net income (loss)	$(6,526)	$(1,383)	$(12,490)	$(13,848)

Corporate Segment Results of Operations for the Three Months Ended September 30, 2014 compared with the Three Months Ended September 30, 2013

General and administrative expense.  General and administrative expense increased by $1.0 million, from $1.5 million for the three months ended September 30, 2013 to $2.5 million for the three months ended September 30, 2014, primarily due to stock-based compensation expense incurred in 2014.  The Company did not have stock-based compensation expense in 2013.

Offering-related expenses. Offering-related expenses of $1.1 million at September 30, 2014 are non-recurring expenses associated with the private placement of the Company’s stock.

Income tax expense (benefit). Income tax expense (benefit) increased by $3.2 million, from $1.2 million for the three months ended September 30, 2013 to  $4.4 million for the three months ended September 30, 2014 primarily resulting from the conversion of the Company’s tax status to a C Corporation.

Corporate Segment Results of Operations for the Nine Months Ended September 30, 2014 compared with the Nine Months Ended September 30, 2013

General and administrative expense.  General and administrative expense increased by $886,000 million or 18.98%, from $4.7 million for the nine months ended September 30, 2013 to $5.6 million for the nine months ended September 30, 2014, primarily due to stock-based compensation expense incurred in 2014.  The Company did not have stock-based compensation expense in 2013.

Founder special compensation. Founder special compensation increased by $7.7 million or 75.6% from $10.2 million for the nine months ended September 30, 2013 compared to $17.9 million for the nine months ended September 30, 2014.  The increase in discretionary founder special compensation was primarily due to the favorable capital position and liquidity during the period as well as our expected liquidity needs prior to the completion of the private placement in 2014. This favorable position was partly due to the increased earnings achieved for 2013 as compared to 2012.  The assessment was made by the Company’s owners in the first and second quarters and was considered along with the capital needs for the coming periods.

Offering-related expenses. Offering-related expenses of $8.2 million at September 30, 2014 are non-recurring expenses associated with the private placement of the Company’s stock.

Income tax expense (benefit).  Income tax benefit of $14.2 million for the nine months ended September 30, 2014 includes the recognition of a deferred tax benefit of $14.5 million resulting from the conversion of the Company’s tax status to a C Corporation, primarily due to the effects of eliminating deferred tax balances on the insurance subsidiaries related to intercompany transactions.

Liquidity and Capital Resources

We are organized as a holding company with three domestic insurance company subsidiaries (“Insurance Subsidiaries”), as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-income and, to a lesser extent, equity securities. We expect that projected cash flows from operations, as well as the net proceeds from the private placement, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our Insurance Subsidiaries, as well as to pay claims and operating expenses, and to pay interest on debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $15.6 million and $14.8 million as of December 31, 2013 and 2012, respectively. In addition, we are able to generate substantial cash flow outside of our regulated insurance company subsidiaries through intercompany agency and management agreements between our insurance subsidiaries and our agency, TBA. TBA functions as a managing general agent for SNIC and NSIC in connection with the Lender Services segment, overseeing the underwriting of the CPI business.  In addition, under the management agreement TBA provides business development, financial monitoring and other oversight functions to our insurance subsidiaries.

The following table is a summary of our consolidated statements of cash flows:

	Nine Months Ended
	September 30,
($ in thousands)	2014	2013

Cash and cash equivalents provided by (used in):
Operating activities	$3,634	$12,027
Investing activities	(70,660)	16,226
Financing activities	80,909	(12,547)
Net change in cash and equivalents	$13,883	$15,706

Comparison of Nine Months Ended September 30, 2014 and 2013

Net cash provided by operating activities was $8.4 million lower for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  On July 8, we made payments totaling $17.8 million dollars to CUNA Mutual pursuant to the recent amendment of the alliance agreement.  In addition, the Company paid offering-related expenses of $7.8 million and had an increase in founder special compensation of $7.7 million as of September 30, 2014.  These increases in cash outflows are partially offset by increases in cash inflows related to premium and ceding fee growth through September 30, 2014.

Net cash used in investing activities was $70.7 million for the nine months ended September 30, 2014 while net cash provided by investing activities was $16.2 million for the nine months ended September 30, 2013.  The $70.7 million used in investing activities as of September 30, 2014  is primarily due to investing cash received from the private placement of the Company’s stock.

Net cash provided by financing activities was $80.9 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $12.5 million for the nine months ended September 30, 2013. In 2014, cash provided by financing activities increased due to the private placement of the Company’s stock, partially offset by the redemption of common shares of existing shareholders.  The net increase related to this activity is approximately $97 million, partially offset by an increase in dividends paid of $3.7 million.  The increase in dividends is primarily related to the payment of estimated taxes in the first and second quarters, which increased significantly for 2014 as the “S” Corporation taxable income increased for 2013 compared to 2012.

Other Material Changes in Financial Position

	September 30,	December 31,
($ in thousands)	2014	2013
Selected Assets:
Accounts receivable from agents, net	$20,841	$17,306
Reinsurance recoverable on paid losses	1,266	880
Reinsurance recoverables	1,620,597	1,372,225
Goodwill and intangible assets, net	6,989	7,906
Deferred income taxes, net	21,914	3,728

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,166,509	$1,016,641
Unearned premiums	484,852	386,279
Allowance for policy cancellations	45,999	39,623
Deferred ceding fees	23,984	18,735
Other liabilities	32,119	24,370

Accounts receivable from agents, net.    During the nine months ended September 30, 2014, accounts receivable from agents increased $3.5 million from December 31, 2013, as a result of an increase in gross premiums written for Program Services business due to the addition of new programs and new contracts added to existing programs.  This balance reflects ceding fees and premium taxes due as calculated on gross premium written.

Reinsurance recoverables.  During the nine months ended September 30, 2014, reinsurance recoverables increased $248.4 million from December 31, 2013, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and new contracts added to existing programs.  This balance reflects the receivable for ceded unearned premiums and ceded Loss and LAE reserves.  The $248.4 million increase is reflected in both the unearned premiums and the Loss and LAE reserves of $98.6 million and $149.9 million, respectively.

Deferred income taxes, net.    During the nine months ended September 30, 2014, deferred income taxes, net, increased $18.2 million primarily due to the termination of the parent company’s status as a Subchapter S corporation.

The deferred tax asset recognized upon conversion to a C corporation associated with the elimination of intercompany transactions was $14.5 million.

Deferred ceding commissions.  Deferred ceding commissions increased $5.2 million during the nine months ended September 30, 2014 from December 31, 2013, as a result of the increase in gross premiums written for Program Services business due to the addition of new programs and new contracts added to existing programs.  This balance reflects ceding fees that are deferred and earned as the underlying premium is earned as such this balance is directly related to the balance in unearned premium.

Allowance for policy cancellations.    Allowance for policy cancellations increased by $6.4 million in 2014 due primarily to higher gross CPI premiums written in 2014 and the amendment to the CUNA Mutual alliance on July 1, 2014.    On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are required.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the nine months ended September 30, 2014 and September 30, 2013 included upward revisions to prior year estimates of $4.2 million and $2.5 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net negative impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the nine months ended September 30, 2014 and 2013 was approximately $2.2 million and $1.5 million, respectively.

Other liabilities.    During the nine months ended September 30, 2014, other liabilities increased $7.7 million.  This is due to pending investment trades of $4.9 million as of September 30, 2014, an increase in regulatory fees payable related to program growth and compensation payable.

Capital Resources

Between 2002 and 2004, we formed four statutory business trusts for the sole purpose of issuing $52 million of trust preferred securities in private offering transactions. The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase $53.6 million of variable-rate subordinated debentures issued by TBA. All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts. The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures. TBA has guaranteed the obligations of the trusts with respect to the trust preferred securities.  We do not have a variable interest in the trusts and therefore do not consolidate the trusts.

All of the debentures mature between 2032 and 2034.  We currently have the option to call any or all of the debentures at par plus unpaid interest accrued, if any. The interest rate on the $17.5 million of the subordinated debentures issued in December 2002 is equal to the 3-month LIBOR plus 4.00%; the interest rate on the $7.5 million of the subordinated debentures issued in May 2003 is equal to the 3-month LIBOR plus 4.10%; the interest rate on the $12.0 million of the subordinated debentures issued in December 2003 is equal to the 3-month LIBOR plus 4.10%; and the interest rate on the $15 million of the subordinated debentures issued in May 2004 is equal to the 3-month LIBOR plus 3.80%.  Interest is set and payable quarterly. The three-month LIBOR at September 30, 2014, was 0.23%.

On October 8, 2014, we purchased subordinated debentures with a carrying value of $7.5 million for $6.75 million.  The debentures were issued on May 15, 2003 and accrued interest at LIBOR plus 4.10%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Liquidity Risk

Liquidity risk represents our potential inability to meet all payment obligations when they become due. We maintain sufficient cash and marketable securities to fund claim payments and operations.

Credit Risk

We are exposed to credit risk from potential losses arising principally from the financial condition of our third party reinsurers, and also from potential losses in our investment portfolio.  Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk generally be either (1) selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better, have $250,000,000 in surplus and are a Texas or Delaware (for USIC) authorized reinsurer at the time we enter into the agreement, or (2) requiring that the reinsurer post substantial collateral to secure the reinsured risks.  Security can take the form of collateral (in the form of security posted with a trustee pursuant to a related agreement, or evergreen letter of credit), or guaranty by a related third party that we believe has the ability to pay.  The security amount is a function of the policyholder liabilities (unearned premiums, loss and LAE reserves or other amounts that is more representative of the amounts at risk). Excess security is required when a reinsurer does not meet the above financial requirements to provide a “cushion” for inadequate estimates of policyholder liabilities.  Unless there is some mitigating factor, we control the ability to set policyholder liability amounts for security purposes.

Security is also immediately required if a reinsurer falls below the benchmark rating during the term of a reinsurance agreement. Existing security may be increased if a reinsurer is downgraded during the term of a reinsurance agreement or experiences a significant loss in policy holder surplus.

Collateral levels are reviewed weekly, on each reinsurer on which security is required. Collateral calculations are adjusted as monthly activity reports are received on individual programs and collateral account balance information is available.  Collateral is collected for estimated policyholder liabilities a quarter in advance at the end of each calendar quarter.

We also evaluate the credit risk of our investment portfolio. The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Approximately 72% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

Market Risk

The risk of underperformance in the market is addressed by having a quality asset manager administering our portfolio.  Additionally, our portfolio is diversified to eliminate exposure to any one particular segment.  Finally, as the bulk of our assets support either our surplus or short tailed lines of business, investment performance is a relatively small portion of our profits relative to other property and casualty companies.

The Investment Policy is reviewed periodically and updated to meet current needs. However, the primary goal and philosophy of the policy is to be conservative in nature to provide preservation of principal and provide necessary liquidity.

Interest Rate Risk

This is a two-fold risk involving loss of market value due to a rising interest rate environment coupled with a need to liquidate those securities to provide liquidity for operations.  Our exposure to extreme shifts in interest rates is mitigated to some extent by selecting a duration target for the portfolio which is relatively short (i.e., approximately four years).  The exposure to actually selling underwater securities to gain liquidity is managed by maintaining a laddered portfolio whereby we have securities maturing over the next few years.  Further mitigation is provided by maintaining the convexity (i.e., how the duration of a bond changes as the interest rate changes) of the portfolio at relatively low levels.

We had fixed-maturity securities with a fair value of $251.8 million and an amortized cost of $248.5 million as of September 30, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of September 30, 2014 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of September 30, 2014.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$220,082	$(31,696)	(12.59)%
200 basis point increase	230,495	(21,283)	(8.45)%
100 basis point increase	241,132	(10,646)	(4.23)%
No change	251,778	–	–
100 basis point decrease	262,053	10,275	4.08%
200 basis point decrease	271,563	19,785	7.86%
300 basis point decrease	280,707	28,929	11.49%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of September 30, 2014, we had $52.0 million of debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $520,000 before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Item 4:Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We note that the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:Legal Proceedings

We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies.  We believe that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 1A:Risk Factors

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” included in the final prospectus filed pursuant to Rule 424 (b) under the Securities Act of 1933, as amended (the “Securities Act”) on October 31, 2014.  These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2:Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2014, we issued 38,500 shares of common stock under our 2014 Stock Incentive Plan to certain of our employees.  The issuances of the restricted stock described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 under the Securities Act.

Item 3:Defaults Upon Senior Securities

None.

Item 4:Mine Safety Disclosures

Not applicable.

Item 5:Other Information

None.

Item 6:Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE NATIONAL COMPANIES, INC.

Date:	November 17, 2014	/s/ Terry Ledbetter
Terry Ledbetter
President and Chief Executive Officer

Date:	November 17, 2014	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36712) filed on November 6, 2014)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*Furnished herewith.

**To be filed by amendment, as permitted by Rule 405(a)(2) of Regulation S-T.