Form 10-Q/A
period 2014-09-30
State National Companies, Inc.
filed 2014-12-15
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2014
(Common stock, $.001 par value)	44,247,102 Shares

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of State National Companies, Inc. for the quarterly period ended September 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 18, 2014, for the sole purpose of filing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits Update.

Exhibit Number	Exhibit Description

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-36712) filed on November 6, 2014)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*Previously filed.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE NATIONAL COMPANIES, INC.

Date:	December 15, 2014	/s/ Terry Ledbetter
Terry Ledbetter
President and Chief Executive Officer

Date:	December 15, 2014	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer