Form 10-K
period 2014-12-31
State National Companies, Inc.
filed 2015-03-30
CIK 1610793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:  001-36712

STATE NATIONAL COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0017421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1900 L. Don Dodson Drive Bedford, Texas	76021
(Address of Principal Executive Offices)	(Zip Code)

(817) 265-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ⌧ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ⌧ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 is not able to be calculated as the registrant's shares of common stock were not publicly traded as of June 30, 2014.

As of March 23, 2015, the registrant had 44,247,102 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held May 20, 2015 are incorporated by reference into Part III of this Form 10-K.

STATE NATIONAL COMPANIES, INC.

PART I

Note on Forward-Looking Statements

Various statements contained in this Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and the Company’s future production, revenues, income and capital spending. The Company’s forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “believe,” “expect,” “anticipate,” “would,” “will,” “may,” “plan,” “goal,” “target,” “could,” “continue,” “intend” or other words that convey the uncertainty of future events or outcomes. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.

Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us, and therefore you are cautioned not to place undue reliance on such statements. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, our ability to recover from our capacity providers, the cost and availability of reinsurance coverage, challenges to our use of issuing carrier or fronting arrangements by regulators or changes in state or federal insurance or other statutes or regulations, our dependence on a limited number of business partners, potential regulatory scrutiny of lender-placed automobile insurance, level of new car sales, availability of credit for vehicle purchases and other factors affecting automobile financing, our ability to compete effectively, a downgrade in the financial strength ratings of our insurance subsidiaries, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, changes in interest rates or other changes in the financial markets, the effects of emerging claim and coverage issues, changes in the demand for our products, the effect of general economic conditions, breaches in data security or other disruptions with our technology, and changes in pricing or other competitive environments.

Forward-looking statements involve inherent risks and uncertainties and the Company cautions readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements, and other written communications, as well as oral statements made from time to time by representatives of the Company.  These and other important factors, including those contained in Item 1A, "Risk Factors” in this Annual Report on Form 10-K, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements contained in this Form 10-K speak only as of the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1:Business

Overview

We are a leading specialty provider of property and casualty insurance operating in two niche markets across the United States.  In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market in exchange for a ceding fee.  In our Lender Services segment, we specialize in providing collateral protection insurance (“CPI”), which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies. Our founding shareholders started our CPI business in 1973 and our Program Services business in 1979. Both of these businesses have a long track record of profitable operations.

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier (“fronting”) arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees. Our broad licensing authority, strong A.M. Best “A” (Excellent) rating, which is the third highest out of fifteen rating categories used by A.M. Best, and track record of over 25 consecutive years of profitable operations allow us to act as the policy-issuing carrier for business produced by GAs.

We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers.  In many cases, we hold significant collateral to secure the associated reinsurance recoverables. We have ceded over $11 billion in premiums over 26 years with no unpaid reinsurance recoverables.  Because we generally only write in these lines on a fronting basis, GAs and reinsurers can be confident that we will not compete with them with respect to the business they write through us. In exchange for providing our insurance capacity, licensing and rating to our GA and capacity provider clients, we receive ceding fees averaging in excess of 5% of gross written premiums. For the year ended December 31, 2014, our Program Services segment generated $909.5 million in gross written premium, $45.7 million of earned ceding fees and $34.6 million in pre-tax income.

Our Lender Services segment generates premium primarily from providing CPI to our credit union, bank and specialty finance clients.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan. Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan. Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.  We believe that we are the only vertically integrated CPI provider focused primarily on this product offering, and that the breadth and flexibility of our services enable us to provide our lender clients with responsive and customized policy terms, services and reporting to better serve their needs.  We service our CPI clients through InsurTrak, our proprietary technology platform that allows both us and our clients to track and manage a CPI program. We believe our InsurTrak system is highly scalable with the capacity to service a much larger volume of business without significant changes to the system. As of December 31, 2014, we had 616 CPI clients with portfolios totaling 4.3 million CPI loans.

We have an exclusive relationship with CUNA Mutual Insurance Society (“CUNA Mutual”) to provide CPI.  CUNA Mutual is a leading insurance company focused on providing a range of insurance products to credit unions in the U.S. This alliance provides us access to over 95% of the nation’s credit unions through CUNA Mutual’s substantial sales force and has enabled us to achieve a leading market share of approximately 25% in our core credit union CPI market. In 2014, we amended our relationship with CUNA Mutual to increase our retention of the business subject to the alliance to 70% from 50% for policies written on or after July 1, 2014. In addition, our integrated CPI platform and InsurTrak have contributed to our ability to write business for credit unions, banks and specialty finance companies.  We believe that banks and specialty finance companies present significant growth opportunities for this business.  For the year ended December 31, 2014, our Lender Services segment generated $124.6 million in gross written premium, $99.1 million in net written premium, pre-tax loss of $4.7 million and adjusted pre-tax income of $13.1 million.

We write our insurance business through our three insurance company subsidiaries, which have expansive licenses to write insurance in the U.S.  State National Insurance Company, Inc., or SNIC, and National Specialty Insurance Company, or NSIC, are admitted carriers licensed to write property and casualty business in all 50 states and the District of Columbia.  United Specialty Insurance Company, or USIC, is an admitted carrier in Delaware and is eligible to write surplus lines in all 50 states and the District of Columbia.  A surplus lines insurer is not directly regulated by the insurance departments in the states in which it writes and as a result has more latitude when insuring hard-to-place risks found in the surplus lines market. Having both admitted and surplus lines authority allows us to provide a broader and more flexible product offering in our fronting business. These companies operate under an intercompany pooling agreement in order to take advantage of our strong “A” (Excellent) group rating from A.M. Best.

Our long history of profitable operations has enabled us to maintain our “A” (Excellent) A.M. Best rating while writing gross premiums in excess of $1 billion in 2014 on approximately $241 million of shareholders’ equity, or over four times operating leverage at December 31, 2014. As of December 31, 2014, we had total assets of approximately $2 billion. The following table sets forth selected financial data for the periods presented:

	Year Ended
	December 31,
($ in thousands)	2014	2013	2012
Program Services
Gross written premium	$909,501	$691,067	$530,621
Net written premium	(5)	(1,018)	1,141
Ceding fees	45,732	32,898	32,379
Pre-tax income	34,646	20,526	21,090

Lender Services
Gross written premium	$124,624	$118,898	$104,200
Net written premium	99,079	87,791	78,024
Pre-tax income (loss)	(4,650)	15,793	9,924

Adjusted pre-tax income (1)	13,150	15,793	9,924

Consolidated
Gross written premium	$1,034,125	$809,965	$634,821
Net written premium	99,074	86,773	79,165
Ceding fees	45,732	32,898	32,379
Pre-tax income	1,317	25,498	20,537
Net income	11,013	22,711	15,882

Adjusted pre-tax income (1)	45,864	35,700	31,277
Adjusted net income (2)	28,683	22,084	19,651

(1)

Adjusted pre-tax income is considered a non-GAAP financial measure because it reflects the following adjustments to pre-tax income, which is the most directly comparable measure calculated in accordance with GAAP: the amount of founder special compensation, non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted pre-tax income to evaluate core financial performance against historical results without the effect of these items.  For a reconciliation of this non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”

(2)

Adjusted net income is considered a non-GAAP financial measure because it reflects the following adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP: the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented, and the exclusion (net of tax benefit) of the increase in the Company’s deferred tax asset as a result of the conversion to C Corporation status, the amount of founder special compensation, non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  For a reconciliation of this non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”

2014 Capital Raise and Nasdaq Listing

On June 25, 2014, we completed the sale of an aggregate of 31,050,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933, which we refer to in this report as the private placement, and received net proceeds of approximately $280.6 million. Of the net proceeds from the private placement, we used approximately (i) $190.6 million to purchase 21,030,294 shares of our common stock from certain of our shareholders pursuant to a stock redemption agreement entered into prior to the private placement at a per share price equal to the net proceeds, after allocable expenses, per share that we received from the private placement, (ii) $17.8 million to make pre-tax payments to CUNA Mutual pursuant to the 2014 amendment to our Collateral Protection Alliance Agreement to increase our retention of the business subject to the alliance and (iii) $50 million to contribute to the capital of our insurance subsidiaries. We intend to use the remainder of the net proceeds for general corporate purposes.

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

Our Business Segments and Services

We have two primary business segments, Program Services and Lender Services.

•

Program Services — Our Program Services segment is a fronting business. We leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market to capacity providers in exchange for a ceding fee. Through our fronting business, we write a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers compensation insurance.  We are able to reinsure substantially all of the underwriting and operating risks associated with our fronting arrangements to our capacity providers. We mitigate the credit risk of our capacity providers generally by either selecting well capitalized, highly rated authorized reinsurers or requiring that the reinsurer post substantial collateral to secure the reinsured risks.

•

Lender Services — Our Lender Services segment specializes in providing CPI, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.  Our lender clients pay us directly for CPI and then add the cost of CPI to the loans of borrowers who do not uphold their obligation to the lender to insure the collateral underlying the loan. We also provide ancillary insurance products that currently are not actively marketed.

Our Competitive Strengths

We believe that our specialized business model provides us with the following competitive strengths:

•

Successful and Focused U.S. Specialty Platform.  We have a track record of over 25 consecutive years of success in the CPI and fronting markets in the U.S. with leading market positions in these two businesses.  We believe that our focus on these two niche markets provides us with the opportunity for achieving superior long-term growth and profitability.

•

Efficient, Fee-Based Fronting Business Model. We have a specialized fronting model providing specialty GAs and capacity providers with access to our “A” (Excellent) rating from A.M. Best, expansive licensing and reputation in exchange for ceding fees averaging in excess of 5% of gross premiums written. For 2014, our Program Services segment generated $909.5 million of gross written premium and $50.6 million of ceding fees, of which $45.7 million was earned during 2014. We have ceded over $11 billion in premiums over 26 years with no unpaid reinsurance recoverables. We reinsure substantially all liabilities associated with our fronting arrangements and require our GAs (with capacity providers either providing some of these services directly or being responsible for the performance by the GAs) to handle all the services associated with policy administration, claims handling, cash handling, underwriting and other traditional insurance company services.  As a result, we generally retain virtually no risk other than the credit risk of the capacity provider, and we incur minimal incremental expense on additional premium volume produced. Using our model, we are able to generate significant gross written premiums on a relatively small capital base compared to other insurance carriers. We believe that our long track record of success in this market and credibility with A.M. Best enables us to maintain our “A” rating with a relatively high operating leverage that we expect would be difficult for a competitor to obtain.

•

Vertical Integration and Proprietary Technology in CPI Business.  We believe that we are the only fully vertically integrated CPI provider focused primarily on this product offering, in that our operations cover sales, policy issuance, policy administration, underwriting, claims handling and all other aspects of the CPI business cycle.  Our integration enables us to provide our lender clients with responsive and customized policy terms, services and reporting to better serve their needs.  We believe that other CPI market participants that contract out distribution, policy issuance or other functions of the business are not as well positioned to adapt to market and product changes and offer customized solutions as we are. In addition, our proprietary insurance tracking system, InsurTrak, delivers real-time visibility to us and our clients into current borrower insurance information.  This versatile and scalable system can be easily customized for each client at little incremental cost to us. As of December 31, 2014, we had 616 CPI clients with portfolios totaling 4.3 million CPI loans.

•

Profitable, Low Risk Business Model.  Through our specialized Program Services and Lender Services businesses, we are able to generate profits with limited underwriting risk in our insurance subsidiaries.  We have operated our business profitably for over 25 consecutive years. We are able to do this in our Program Services business by generating significant ceding fees on gross premiums written and reinsuring substantially all of the risk inherent in the fronting arrangement to our capacity providers, except for the credit risk of the capacity providers, which we mitigate by careful client selection, credit underwriting and, in many cases, significant collateral requirements.  Our Program Services business earned ceding fees of $45.7 million, $32.9 million and $32.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Because we control all aspects of the CPI business operations, we can readily customize our product coverage and reporting to each client. We underwrite each of our lender client accounts and have the ability to move quickly to re-price the business in response to market or financial changes. Our fully vertically integrated CPI business historically has had high frequency but low severity losses and has produced attractive net combined ratios of 89.3%, 85.1% and 91.4% for the years ended December 31, 2014, 2013 and 2012, respectively.  The net combined ratio is the sum of the net loss ratio and the net expense ratio, as each is described below, and is a measure of the overall profitability of our Lender Services business, measuring its underwriting profitability and operational efficiency.

•

Strong Competitive Position. We believe that our long track record with A.M. Best, insurance regulators and business partners, our specialized business model with significant operating leverage, our experience in assessing and monitoring credit risks and our willingness to refrain from writing primary business that competes with our capacity providers create meaningful market requirements for competitors that may desire to enter the Program Services business. We also believe that our fully vertically integrated CPI business, proprietary technology platform, access to over 95% of the credit union market through our exclusive relationship with CUNA Mutual and our 40-year track record of focusing on the CPI market give us a significant competitive advantage in our Lender Services business.

•

Proven Leadership and Experienced Management Team.   We have a highly experienced and capable management team that is led by Terry Ledbetter, Chairman, President and Chief Executive Officer. Our senior executives have an average of over 23 years of experience with us. Our management team enjoys strong relationships, experience and reputation with rating agencies, insurance regulators and business partners. Utilizing our profitable, specialized business model, our management has positioned us for further growth in the future.

Our Growth Strategies

We intend to continue our profitable growth by focusing on the following strategies:

•

Capitalize on Positive Market Opportunities. We believe that recently improved macroeconomic conditions, including the availability of alternative capital in the insurance industry and increasing automobile sales, should provide us with more growth opportunities in both of our business segments. Downgrades of certain insurance companies have, and we believe that future downgrades of other insurance companies will, create increased demand for our fronting capacities.  We believe that the increased role of capital markets alternatives to reinsurance, the capitalization of hedge fund-backed reinsurers and the growth of the off-shore reinsurance market generally, including syndicates of Lloyd’s of London and Bermuda-based reinsurers, should drive demand for our fronting services, as these firms typically do not have direct access to the U.S. market. In our CPI business, we believe that organic growth from our existing lender clients is, and potential new business from banks and specialty finance companies, will be, driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability.

•

Expand Direct Relationships with Capacity Providers and Specialty GAs.  Historically, our fronting capacity has been constrained by the size of our capital base, and we have relied on our relationship-driven channels to generate new fronting business with only a modest sales and marketing effort. In addition, we have historically relied on brokers to identify GAs in need of fronting arrangements.  With the additional capital from the private placement, we are addressing what we believe is increased demand from domestic and international carriers and institutional risk investors. We are further institutionalizing the sales process by building more direct relationships with GAs and capacity providers and have hired fully-dedicated sales staff.  Recent meetings by our senior executives with capacity providers in London and Bermuda and a direct marketing campaign with GAs have produced new business and viable leads.  We plan to continue such efforts to further expand our fronting business.

•

Expand Our CPI Business within the Banking and the Specialty Finance Company Market.  Because of our exclusive relationship with CUNA Mutual, we have focused our CPI business primarily on credit unions. As a result, our penetration in the CPI market for banks and specialty finance companies is low. However, we believe that the CPI market for banks, particularly regional and smaller banks, and specialty lenders is substantially larger than the credit union market and that the specialty finance company market is potentially more attractive to CPI providers due to higher incidences of borrowers’ failing to obtain or maintain the required insurance. We believe that the banking and specialty financing sector represents a significant growth opportunity for us. We have begun devoting additional sales and marketing efforts towards this market and have hired additional dedicated sales staff to address the bank and specialty lender markets. We expect these efforts to further increase the overall amount of CPI business we write.

Our History

The Ledbetter family founded a small general agency in 1973 selling CPI exclusively in Texas. By the late 1970s, the Company began to expand the CPI business beyond Texas.

We acquired the management contract for a Texas county mutual company (the “County Mutual”) in 1979 to accommodate the growth of its CPI business and to reduce operating costs.  The management contract enabled us to retain the profits generated from business we originated.  After acquiring the management contract for the County Mutual, we received inquiries from other carriers and GAs seeking to access the Texas non-standard automobile market, and recognized the opportunity to act as an issuing carrier.  The volume of fronting business that the County Mutual wrote as an issuing carrier grew significantly.  Most of this business was non-standard automobile insurance in the state of Texas, and all of this business was 100% reinsured. No A.M. Best rating was required and the County Mutual was able to write at very high leverage ratios.  At one time, the County Mutual wrote approximately $400 million of annual premium on approximately $2 million of capital and surplus.  This high degree of leverage, the related reinsurer credit underwriting undertaken to support that leverage, and the significant collateral held against potential losses, were the foundation of our Program Services business model.  After legislative changes reduced the advantages of the county mutual model, we sold the management contract controlling the County Mutual in 2009.

In 1984, we formed SNIC to write our CPI business directly. SNIC received an “A” (Excellent) rating from A.M. Best in 1993 and has maintained the rating for over 20 years.  To utilize excess capital in SNIC, we expanded our fronting operations outside of Texas.

In 1999, we acquired NSIC, an inactive insurance company licensed to write business in 21 states, and later expanded its licensing to all 50 states in order to write program business on an unrated basis. NSIC later became a subsidiary of SNIC in order to enjoy SNIC’s “A” (Excellent) A.M. Best rating.  We formed USIC in 2006 to write coverage on an excess and surplus basis.

In July of 2009, we formed an exclusive relationship with CUNA Mutual, a leading provider of insurance products to credit unions. This alliance provides us with access to their sales force of approximately 200 people and over 95% of the credit union market and has significantly increased our CPI business.  Additionally, over the last 15 years, we have expanded our CPI business through opportunistic acquisitions of multiple CPI agencies and books of business.

Our co-founders, Lonnie Ledbetter and Terry Ledbetter, have been instrumental in developing and growing our business.  Prior to the completion of the private placement, management responsibilities were shared equally between the co-founders, with Lonnie serving as Chairman and Chief Executive Officer and Terry serving as President.  On a day-to-day basis, Lonnie led the Lender Services segment while Terry led the Program Services segment.  Upon completion of the private placement, Lonnie retired and began a one-year consultancy with the Company, and Terry assumed the role of Chief Executive Officer and Chairman, in addition to President.

Program Services Segment

Business Overview

In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses, and reputation to provide access to the U.S. property and casualty insurance market in exchange for a ceding fee. This access is sought by GAs and capacity providers in the U.S. property and casualty insurance market. The most common underlying business reasons are set out below:

•	GAs writing specialized books of business supported by capacity providers; and

•	Capacity providers seeking a fronting arrangement, including:

•	insurers that have access to origination but require broader licensing or given their lower rating, the use of an “A” A.M. Best rating to access business;

•	foreign insurers writing in the United States, either directly or through GAs;

•	domestic insurers seeking additional business free of channel conflicts;

•	insurers looking to reduce financial leverage; and

•	institutional risk investors (including hedge funds and other investment funds) that need to write through licensed, highly rated entities.

Many of our fronting programs are arranged with the assistance of GAs that are seeking to provide customized insurance solutions for specialty insurance business that requires an A.M. Best “A” rated carrier. In exchange for access to our rating, licensing and reputation, we charge ceding fees ranging between 5% and 6% of gross written premium.  We are able to do this profitably because our specialized fronting business model relies on our GAs or capacity providers to provide the infrastructure associated with providing policy administration, claims handling, cash handling, underwriting, or other traditional insurance company services. Our low expense structure enables the Program Services segment to produce significant additional premium volume with only minimal incremental expense increase.

Under our specialized fronting arrangements, we generally retain little risk by reinsuring the following risks:

•	underwriting risk, or the insurance and underwriting risk related to the policies issued, including the risk of loss in excess of policy limits or for extra-contractual obligations;

•	credit risk of the GAs, or the risk that all premiums will be collected and remitted by the producer; and

•	business risk, or the regulatory and compliance risk related to the policies issued as well as any costs related to the administration and run-off of the policies.

We reinsure substantially all of the underwriting risk, credit risk of GAs and business risk to the capacity providers and collect a ceding fee on the transactions we facilitate. We remain exposed to the credit risk of capacity providers, or the risk that one of our capacity providers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. To mitigate this credit risk of capacity providers, we have established financial criteria for selecting capacity providers as well as comprehensive methodologies and systems to monitor and mitigate this risk. See “—Relationships with Capacity Providers and Producers” below.

Our specialized fronting arrangements have allowed us to cede over $11 billion in premiums over 26 years with no unpaid reinsurance recoverables.  Measured by premium volume for 2014, approximately one half of our customers have been with us for five years or more, and approximately 30% of our customers have been with us for one year or less, reflecting the recent growth we have had in this segment.

Relationships with Capacity Providers and Producers

The primary capacity providers that partner with us either make the strategic decision not to write certain business directly or cannot write directly.  We offer a fully licensed platform with a strong capital position and strong relationships with regulators and rating agencies that have been cultivated for over three decades.  Our low cost business model allows us to charge ceding fees that we believe are on the lower end of the market range, which is an additional attraction for capacity providers to work with us. We typically enter into these arrangements with respect to specified portions of a capacity provider’s business, rather than all of their portfolio.

In connection with writing Program Services business, we enter into agency and reinsurance agreements with both the producer (typically GAs) and the capacity provider (reinsurer) whereby the producer and capacity provider are required to deal directly with each other to develop business structures and terms and to implement and maintain the ongoing contractual relationship.  In a number of cases, the producer and capacity provider for a program are part of the same organization or are otherwise affiliated. The producer generally is the party that will handle the marketing and underwriting of the policies (subject to certain limitations), the overall administration of the business, including preparing reports and making payments (i.e. premiums, commissions, losses, loss adjustment expenses (“LAE”), assessments, etc.) required pursuant to the applicable agreements, and handling of claims (up to certain limits and in some cases in conjunction with the reinsurer). The reinsurer undertakes to monitor the producer and to be responsible for the performance of the producer.  As a result of our contract design, substantially all of the underwriting risk and business risk (other than credit risk of the reinsurer) inherent in the arrangement is borne by the reinsurer.  We take the risk of insolvency or other failure to pay by a capacity provider and also have potential liability for a breach of our obligations on limited matters, such as a fraudulent or criminal act on our part, fines or penalties assessed for our willful misconduct, a failure to defend an action or prosecute an appeal or our bad faith or negligent rejection of a settlement within policy limits.

Since the funds for premiums, commissions, losses, assessments and other payments are settled directly between the producer and reinsurer, we do not record any receivables or payables.  This direct settlement of balances due between the parties has several benefits to us, including reduced leverage ratios, increased Best’s Capital Adequacy Ratio (“BCAR”) score (used by A.M. Best to monitor capital adequacy), and reduced staffing requirements.

As compensation for writing this business, we receive ceding fees generally from the GAs or other producers.  If a producer defaults on its obligation to pay these fees (or any other amount due), the capacity provider is obligated to make the payment under the guarantee contained in the contracts.  We charge ceding fees averaging in excess of 5% of gross written premium.  The fee may be adjusted upward if, for example, the business uses more surplus (i.e., has a longer tail) or requires more administration or oversight due to collateral requirements.

We select GAs based on their experience, capacity to provide the necessary services, reputation and financial stability. We regularly monitor the performance of our GAs to ensure that there is no material deterioration with respect to such factors over time.

We require new capacity providers to either (1) have an A.M. Best rating of “A-” (Excellent) or better and surplus of at least $300 million and not have other issues that impact credit quality negatively or (2) post substantial collateral.  We review historical financial results of proposed capacity providers to assess financial stability.  The ceding fee we charge increases as these various considerations deteriorate.  For the three years ended December 31, 2014, the average ceding fee was 5.7% of gross earned premium.  In addition, we impose minimum annual fees for smaller programs or when premium volume is uncertain.

If a capacity provider does not meet our selection criteria, we can synthetically engineer adequate security through a number of risk mitigating levers, including requiring the posting of collateral and excess collateral, surplus and financial covenants, guarantees by affiliates and premium and/or policy limit caps. With respect to reserve calculation, we maintain reserve calculation control for all of our programs.  Where a GA or reinsurer has loss development data available, our internal actuary will review such data for sufficiency (i.e., how much history is provided), consistency, and whether the product for which history is provided is consistent with our product.  If the data is not credible or where no data is available, the loss reserves are calculated using our experience or industry experience for similar products or lines of business. With respect to collateral, we view eligible collateral either as securities with a NAIC Securities Valuation Office rating of NAIC-1 or an evergreen letter of credit.  The NAIC SVO has a credit rating scale for securities held in an insurer’s investment portfolio ranging from NAIC-1 (lowest risk) to NAIC-6 (highest risk, near or at default).  We monitor and manage our outstanding collateral agreements on a weekly basis and set our collateral requirements to further limit our credit exposure.

Our contracts relating to collateral typically provide for changes in the level of collateral required based on estimates of reinsurance recoverables. Our contracts may also provide for changes in level of collateral required based on certain events, such as changes in a capacity provider’s ratings and level of equity. We require each program to submit projections to enable us to receive collateral a quarter in advance. We typically set collateral in excess of gross recoverables.  As of December 31, 2014, we held $2 billion in collateral securing $1.2 billion in reinsurance recoverables.  In addition, we have $447.5 million of unsecured reinsurance recoverables, of which $441.2 million relates to the Program Services segment. See “—Reinsurance.”

We believe that the increased role of capital markets alternatives to reinsurance, the capitalization of hedge fund-backed reinsurers and the growth of the off-shore reinsurance market generally should drive demand for our Program Services, as these firms typically do not have direct access to the U.S. market.

Products

In our Program Services segment we act as an issuing carrier for foreign and domestic insurance and reinsurance companies in exchange for a ceding fee, writing a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers compensation insurance.

Sales and Marketing

We source our fronting arrangements from reinsurance brokers and directly with GAs and capacity providers. Historically, we have been able to fully leverage our capital base through our traditional distribution channels with only a modest sales and marketing effort and using our existing infrastructure. We historically have been opportunistic and relationship-driven, rather than systematic, with respect to new business generation but recently began actively marketing our services. We are further institutionalizing our sales process by building more direct relationships with GAs and capacity providers and have hired fully-dedicated sales staff.

We do not expect that developing direct relationships will have a negative effect on existing large brokerage relationships. In our experience, brokers typically view fronting deals as opportunistic rather than core to their business and generally accept that companies that primarily act as issuing carriers will and must develop direct relationships. We have a number of long-term relationships with GAs, brokers and reinsurers. Turnover generally occurs when capacity providers choose not to use a fronting arrangement, loss performance deteriorates, a GA forms its own insurance company, or a capacity provider exits a particular line of business.  We have historically been able to more than offset cancelled programs with a combination of a small number of new fronting arrangements and organic growth in existing fronting arrangements.

Competition

We believe there are relatively few active competitors in the fronting business.  We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model, experience and generally not offering State National’s products for our own account.  Our principal competitors are companies such as Franklin Holdings, Republic Group, AmTrust Financial Services, Inc. and Argo Group, which we believe only act as an issuing carrier on a limited basis or if a GA chooses to use an alternative structure in which the insurer retains the risk as opposed to that involves an issuing carrier.  Unlike us, some of our competitors offer policy administration and are willing to assume a significant portion of the underwriting risk.  We believe our long track record of success in this market and long-standing relationship and credibility with A.M. Best enable us to maintain our “A” (Excellent) A.M. Best rating with a relatively high operating leverage that we expect would be difficult for a competitor to obtain.

Geographic Distribution

We write our insurance business through our three insurance company subsidiaries, SNIC, NSIC and USIC.  SNIC and NSIC are admitted carriers licensed to write property and casualty business in all 50 states and the District of Columbia.  USIC is an admitted carrier in Delaware and is eligible to write surplus lines in all 50 states and the District of Columbia.  The following table sets forth the distribution of our Program Services gross premium written by state as a percent of total gross premium written for the years ended December 31, 2014, 2013 and 2012:

Program gross premium written	Years Ended
	December 31,
($ in thousands)	2014		2013		2012
California	$182,178	20.0%	$148,342	21.5%	$91,778	17.3%
New York	127,299	14.0%	103,549	15.0%	95,443	18.0%
Texas	117,713	12.9%	88,823	12.9%	60,649	11.4%
Florida	81,456	9.0%	45,718	6.6%	37,924	7.1%
Arizona	33,527	3.7%	20,286	2.9%	14,166	2.7%
North Carolina	29,586	3.3%	24,669	3.6%	25,066	4.7%
New Jersey	38,710	4.3%	25,837	3.7%	30,782	5.8%
Michigan	32,983	3.6%	16,086	2.3%	4,932	0.9%
Other Jurisdictions	266,049	29.3%	217,757	31.5%	169,881	32.1%
Total	$909,501	100.0%	$691,067	100.0%	$530,621	100.0%

Lender Services Segment

Business Overview

In our Lender Services segment, we primarily offer CPI, which insures automobiles or other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies. CPI is added by lenders to the loans of borrowers who do not uphold their obligation to the lender to insure the collateral underlying the loan. The product is underwritten directly by us. We also provide ancillary insurance products that we do not actively market. For the year ended December 31, 2014, approximately 94% of our CPI business was written with credit unions.  In our CPI business, for 2014, the average lender loan balance was approximately $14,100 and our average claim was approximately $2,600. As of December 31, 2014, we had 616 CPI clients and with portfolios totaling 4.3 million CPI loans.

Relationship with CUNA Mutual.  We entered into a Collateral Protection Alliance Agreement with CUNA Mutual in 2009, which we refer to as the alliance agreement, which provided us access to a wider array of clients, tested and validated the quality of our technology platform, and added significant additional scale to our CPI business.  We believe CUNA Mutual has relationships with over 95% of the nation’s credit unions measured by number. We believe these relationships and CUNA Mutual’s substantial sales force have enabled us to achieve a leading market share of approximately 25% in our core credit union CPI market.  For the years ended December 31, 2014 and 2013, the CPI business generated through our alliance with CUNA Mutual represented 56.3% and 53.8% of our total CPI business respectively.  Pursuant to the alliance with CUNA Mutual, CUNA Mutual outsourced CPI administration and claims handling to us. Our agreement with CUNA Mutual had an initial three-year term and was renewed for another three years ending July 2015. In 2014, we amended the alliance agreement to extend the term at least through July 31, 2018. Thereafter, the agreement will be automatically renewed for consecutive three year terms unless either party elects to not renew by notifying the other party in writing at least 12 months prior to the expiration date.

In connection with the alliance agreement, the parties also entered into a reinsurance agreement pursuant to which we initially agreed to cede 50% of the alliance business to CUNA Mutual. However, in 2014 we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange we made payments to CUNA Mutual totaling $17.8 million, which payments may be adjusted somewhat based on net premiums and loss ratio for the 12-month period ending June 30, 2015.  In addition, CUNA Mutual pays a ceding commission of 21% and reimbursed 50% of direct commissions paid to the accounts that are subject to the alliance agreement, which reimbursement was reduced to 30% of direct commissions for business written on or after July 1, 2014.  The policies subject to the reinsurance agreement with CUNA Mutual insure automobiles or other vehicles held as collateral for loans made by credit unions across the U.S.  For a description of the coverages under these policies, see “—CPI Product” below.  CUNA Mutual is an admitted reinsurer and we do not hold collateral as security for the reinsurance recoverables under this reinsurance agreement.

CUNA Mutual has the ability to terminate its alliance agreement with us upon a change in control as defined in the contract.  In the 2014 amendment of the alliance agreement, CUNA Mutual waived its right to terminate the alliance agreement in connection with the private placement to the extent it constituted a change in control, but CUNA Mutual retained its right to terminate the alliance agreement triggered by any change in control of State National or certain of its subsidiaries (other than the private placement) in the future.

When the alliance agreement terminates, depending upon the reason for the termination and subject to certain exceptions, we may be required to buy out CUNA Mutual’s right to participate in future alliance business at a price equal to the previous 12 months net premium times a percentage based on the loss ratio of the business during that period, or CUNA Mutual may have the right to buy out our right to participate in future alliance business.

Vertical Integration.  Our CPI business is fully integrated in that our operations in this segment cover sales, policy issuance, policy administration, underwriting, claims handling and all other aspects of the CPI business cycle. We believe we are the only vertically integrated CPI provider focused primarily on this product offering. Because we control all aspects of the CPI business operations, we can readily customize our product coverage and reporting to each client. We underwrite each of our lender client accounts and have the ability to move quickly to re-price the business in response to market or financial changes.

CPI Product

Coverages. A basic CPI policy provides coverage for physical damage to an insured’s automobile or other vehicles. The key difference between CPI and traditional automobile physical damage coverage is that CPI is purchased by lenders to protect their interest in collateral when it has been established that a borrower has not fulfilled his or her obligation to the lending institution to purchase adequate insurance coverage. By contrast, traditional automobile coverage is secured by individuals to protect their interests in the automobile in addition to their lienholder’s interest, if applicable.

CPI coverage can be written to protect the interest of the lending institution in the automobile, which is known as single interest coverage, or it can be written to protect the interest of both the lender and the borrower, which is known as dual interest coverage. At the lender’s request, a CPI program may also include a variety of additional coverage options supplementing the basic physical damage protection. Although the lender is generally responsible for paying our premiums, some of the coverage we offer provides for reimbursement of premiums the lender paid to us in the event of a borrower default. The most significant coverage options include:

•	Collision: Covers accidental loss or damage to the collateral caused by collision with another object or rollover.

•	Premium Deficiency: Provides for reimbursement of earned premiums subject to a wide range of options such as physical damage status and loss ratio.

•	Conversion/Skip Loss: Provides coverage for the loss due to concealment, disposal, or misappropriation of the collateral by the borrower.

Allowance for Policy Cancellations.  We experience a high level of policy cancellations with our CPI product because borrowers often purchase insurance at the traditional rates that provides protection for them in addition to their lender.  Due to this high level of policy cancellations, we split the premium into two pieces:  (1) an allowance for future cancellations and (2) premiums that we expect to earn, which we refer to as “stick premiums.”  We earn stick premiums on a pro rata basis over the terms of the policies. The CPI premiums written as presented in this document reflect the effects of the allowance for policy cancellations including any adjustments related to re-estimation of the allowance.  As such, our recorded CPI premiums written are those that we expect to earn while those that are expected to cancel are included in the allowance for policy cancellations.  We record an allowance for policy cancellations for the estimated amount of return premiums and policy fees, net of commission expense and premium taxes that will be incurred on expected future policy cancellations associated with the Company’s business. Our allowance for policy cancellations represents the estimated amount of all future cancellations to be processed once a borrower provides satisfactory documentation of valid insurance at any given point in time based on known facts and circumstances.

The process of establishing the allowance for policy cancellations is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate cancellations are an important component of our reserving process.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates—Allowance for Policy Cancellations” in Item 7 of this report.

Ancillary Products

As part of our agreement with CUNA Mutual, we no longer market any non-CPI products to credit unions, which include, for example, Guaranteed Auto Protection (“GAP”) insurance (covers the difference between the value of the collateral and the outstanding loan balance), mortgage protection insurance, credit life and disability/debt protection insurance, extended warranty insurance and accidental death & dismemberment insurance.  For all non-CPI products, except for GAP, we act as an agent rather than an underwriter. As we increase our penetration in the bank and specialty lender market, we may offer these products on a case-by-case basis to non-credit union clients.

Sales and Marketing

Because of our exclusive relationship with CUNA Mutual, we have focused our CPI sales efforts primarily on credit unions. We have also sold CPI programs opportunistically to banks and specialty lending institutions. As of December 31, 2014, we had 616 CPI clients nationwide and focus on developing new relationships on an ongoing basis. Measured by premium volume, as of December 31, 2014, approximately 91% of our CPI clients have been with us for two or more years and approximately 57% have been with us for five or more years.

CPI is sold by full-time sales professionals whose territories are organized geographically in order to facilitate extensive face-to-face interactions and to develop and leverage regional expertise. Sales managers are paid bonuses monthly based on sales volume. These bonuses are uncapped and may exceed annual salary. Most sales managers we hire have prior experience selling to financial institutions. In addition, our alliance with CUNA Mutual provides us with access to their sales force of approximately 200 people.  Our salespeople leverage that access to cover over 95% of the nation’s credit unions by working with their counterparts at CUNA Mutual within their territories to market to a given credit union.  The alliance agreement with CUNA Mutual requires CUNA Mutual to assist in the sale of new CPI loans, and CUNA Mutual provides incentives to their sales force to achieve sales goals.

In 2012, we increased our focus on growing sales with banks and specialty finance companies. With a new concentrated effort on these prospective clients, and given that our technology and operating platform have the capacity to service many more and much larger clients, we believe these markets represent opportunities for significant future growth. We have begun devoting additional sales and marketing efforts towards these markets and have hired additional dedicated sales staff to address the bank and specialty lender markets.

Client Servicing

We believe that our vertical integration is a key differentiator for us relative to competitors. We act as the agency, program administrator, and underwriter for our clients. Some of the key functions offered include new client assistance, tracking, borrower notification, contact center performance and claims.  We believe that other CPI market participants that contract out certain functions of the business are not as well positioned to adapt to market and product changes or offer customized solutions.

New Client Assistance.  When we bring on a new client, the client’s loan portfolio is uploaded to our service platform, InsurTrak. Once uploaded, the first step is for us to verify that acceptable physical damage coverage is in force for each individual loan and that the borrowers’ insurance companies have the lender named as the lienholder.

Immediately after a new sale, our relationship with the client is transferred from a sales manager to an account manager. Account managers serve as a liaison between the client and our service team to ensure that our standards of service are being upheld. Account managers maintain client relationships through regular client contact, annual program reviews, feedback from annual customer service surveys, and through the provision of important operational and analytical tools.

Account managers are supported by dedicated service teams. These teams work with clients to provide answers to client questions based on an understanding of each client’s particular organization, procedures, and staff.

Proprietary Technology — InsurTrak.  A key component of our product and service offering is InsurTrak, our proprietary insurance tracking system. InsurTrak delivers real-time visibility into the current borrower insurance information. The platform allows clients and us to:

•	view a complete transaction history for the life of the loan;

•	review notices sent;

•	monitor calls with borrowers;

•	submit borrower insurance updates;

•	submit claims, check claim status, view appraisal photos, and review all claims-related documentation;

•	access notice, billing and refund reports; and

•	view a monthly account analysis summary, which includes premiums, losses, claims paid, and other valuable management information.

A key feature of InsurTrak is that it is highly customizable for the client at virtually no incremental cost to us. Clients have their own ways of managing their businesses, and, therefore, require different analyses, data, and reporting outputs. We are able to provide a tailored service and in a cost effective manner.

InsurTrak is a versatile system that as of December 31, 2014 handled 5.8 million loans, consisting of 4.3 million CPI loans and 1.5 million mortgage loans and other collateralized loans which are tracked but for which we do not place insurance. In addition, InsurTrak also processes 1.6 million insurance-related transactions per month. We believe the current system is highly scalable and has the capacity to handle substantially more volume without a significant change to the infrastructure.

Service Operations Center.  Another key component of our service offering is our service operations center. The service operations center handles nearly 800,000 calls from borrowers annually and is available 24 hours a day, 7 days a week. Using an interactive voice response system, callers seeking answers to routine insurance questions may select from a menu of choices including up-to-the-minute updates on their own account status. During regular business hours, borrowers can speak with a representative. Borrowers can also submit insurance information online, through the mail to a dedicated P.O. Box, or via a dedicated fax line.

Our operations center provides each of our clients with a dedicated toll-free phone number. When borrowers call with questions, operations center employees can quickly personalize the service by answering the phone as a representative of the lender. We further tailor our service by having response teams that provide service only to borrowers and separate teams that deal only with lender clients in an effort to deliver the greatest specialization and expertise of service.

Additionally, we take measures to assist borrowers in becoming compliant with insurance requirements of their loans. We send at least two customized borrower notices, and each month make thousands of outbound insurance verifications in order to avoid unnecessary CPI placements. These verifications are done in one of two ways: either via a phone call to the last known insurance company for the borrower, or by utilizing direct access to the insurance companies’ websites which, in some instances, we have the authority to update in order to resolve insurance deficiencies on behalf of the borrower.

Policy Issuance and Claims Processing.  In the event that borrowers lapse on their insurance coverage or that new borrowers fail to obtain the required coverage, we notify the borrower of the need to obtain coverage. In all end-customer interactions, the communications with the borrower are issued under the lending institution’s name. Should a borrower fail to comply after receiving at least two notices, we will issue a retroactive CPI policy in accordance with the parameters established with the lender on the borrower’s loan. Such parameters could include any tailored solution from having the lender review all noncompliant situations before a policy is placed, to having us make all placements automatically. The cost of the CPI policy is added to the borrower’s loan balance and is remitted to us by the lender. If the borrower purchases or reinstates private coverage or demonstrates existing coverage, we cancel the policy and issue a premium refund.

Once a policy has been issued, in the event of physical damage, a skip, or a repossession of collateral, we offer an easy electronic claim submission process to clients. Clients can file electronic claims for single or multiple losses through InsurTrak and can track the status, appraisers’ reports, and final settlement sheets of all claims remotely using this system. We offer streamlined processing that eliminates the need to forward copies of titles, loan contracts, payment histories, or repossession affidavits (except on skips or thefts). We incentivize quick claims management by paying claims handlers based on their ability to pay claims quickly and accurately.

Competition

The CPI market is very competitive.  However, we believe the CPI market is mature and has significant barriers to entry, such as the required investment in technology and industry-specific knowledge. We compete primarily on the basis of price, coverages offered, claims handling, customer service, geographic coverage, financial strength ratings, licenses, reputation, technology, relationships with business partners and experience. We compete in the credit union market chiefly with two other CPI providers, Allied Solutions (“Allied”) and Southwest Business Corporation (“SWBC”). Allied is a Carmel, Indiana-based independent agency selling over 100 commercial and consumer insurance products with a similar market share to us. Allied has grown principally through acquisitions since its founding in 1977 and was sold to Securian, the parent corporation of Minnesota Life Insurance Company, in 2004. SWBC is a San Antonio, Texas-based GA selling a wide range of insurance, mortgage and investment products to commercial and consumer clients. Together with these two companies, we served approximately 70% of the total credit union CPI market in 2014, with the remainder being assorted smaller players and businesses which have opted to self-insure.  We estimate that our individual share of the credit union CPI market is approximately 25%.

We have been increasing our focus on growing our share of bank and specialty finance company CPI programs. These markets are large and growing and possess significant potential for future revenue growth. We believe that the bank automobile loan market is substantially larger than the credit union market based on outstanding loan balances.

While we sell CPI almost exclusively, our two main competitors in the credit union market, Allied and SWBC, sell a much wider range of products, many of which are offered by CUNA Mutual. We believe that our monoline focus, vertical integration and proprietary technology platform provide for faster underwriting and better servicing of CPI clients and continue to serve as a key differentiator in the eyes of our clients.

We believe that a strengthening economy, an aging automobile fleet, and easier access to credit have contributed to recent increases in vehicle sales.  In addition, the size of lenders’ automobile loan portfolios has been growing, reflecting the lenders’ willingness to lend and their willingness to lend at a higher loan-to-value ratio. We believe that there is a significant opportunity for us to benefit from future growth in the CPI market, both organically and through new account sales.

Geographic Distribution

The following table sets forth the distribution of our Lender Services gross premium written by state as a percent of total gross premium written for the years ended December 31, 2014, 2013 and 2012.

Lender gross premium written	Years Ended
	December 31,
($ in thousands)	2014		2013		2012
Texas	$16,550	13.3%	$15,925	13.4%	$13,160	12.6%
New York	7,853	6.3%	5,745	4.8%	5,830	5.6%
Missouri	7,161	5.7%	7,624	6.4%	6,842	6.6%
California	6,781	5.4%	8,542	7.2%	8,980	8.6%
Pennsylvania	6,306	5.1%	5,931	5.0%	5,401	5.2%
Illinois	5,740	4.6%	6,464	5.4%	5,225	5.0%
Florida	5,007	4.0%	5,063	4.3%	3,980	3.8%
Michigan	4,728	3.8%	3,116	2.6%	1,961	1.9%
Other States	64,498	51.8%	60,488	50.9%	52,821	50.7%
Total	$124,624	100.0%	$118,898	100.0%	$104,200	100.0%

Reinsurance

We use quota share reinsurance in both Program Services and Lender Services segments. “Quota share reinsurance” refers to reinsurance under which the insurer transfers, or cedes, a fixed percentage of liabilities, premium and related losses for each policy covered on a pro rata basis in accordance with the terms and conditions of the relevant agreement.  In our Lender Services business, we use quota share reinsurance only in connection with our alliance with CUNA Mutual.

In our Program Services business, we have developed standardized forms of agreements, including our quota share reinsurance agreement, which we use in substantially all of our fronting arrangements.  Under our fronting arrangements, we generally enter into a 100% quota share reinsurance agreement whereby we cede to the reinsurer substantially all of our gross liability under all policies issued by and on behalf of us by the general agent.  The reinsurer is generally entitled to 100% of the net premiums received on policies reinsured, less the ceding fee to us, the commission paid to the general agent and premium taxes on the policies.  The reinsurer assumes and is liable for substantially all losses incurred in connection with the risks under the reinsurance agreement, including judgments and settlements.  As a result, we generally bear virtually no business, credit or underwriting risk (except the risk of the reinsurer’s insolvency).  The reinsurer holds us harmless and indemnifies us for all risks under the agreement.  The sole consideration provided by us, in exchange for the ceding fees, is to permit the policies that are reinsured under the agreement to be issued in our name.

Our standard reinsurance agreement provides several events of termination, including that the agreement may be terminated by any party (us, the reinsurer or general agent) by providing at least 90 days written notice to the other parties; immediately by mutual consent of us and the reinsurer; immediately upon written notice by the reinsurer or us in the event of the cancellation or non-renewal of the general agent’s insurance license; by the reinsurer after 30 days written notice of the general agent’s failure to pay the reinsurer the premium due (subject to a grace period after the notice is provided); by us if the reinsurer is insolvent or credit for reinsurance is disallowed; after 30 days written notice by any party in the event that our insurance subsidiary, the reinsurer or general agent passes under the control of any other company or changes a majority of its officers or board; by us if necessary to comply with law; and by us if the reinsurer is required to increase the amount of collateral or is required to secure its obligations under the agreement in specified situations, such as if the reinsurer’s A.M. Best rating falls below the specified level or the reinsurer’s capital and surplus is reduced by the specified amount during any rolling twelve-month period.

Our capacity providers generally pay incurred losses directly, and we do not need to access the collateral.  The collateral is usually held by a bank trustee and is available to be accessed by us to pay the losses incurred in the unusual case in which a capacity provider does not pay such losses.

As of December 31, 2014, we held $2 billion in collateral securing $1.2 billion in reinsurance recoverables. In addition, we have $447.5 million of unsecured reinsurance recoverables, of which $441.2 million relates to the Program Services segment and $6.3 million relates to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier. Collateral held to support reinsurance recoverables generally consists of securities with a NAIC Securities Valuation Office rating of one or evergreen letters of credit.  The following table sets forth our ten largest gross reinsurance recoverables by reinsurer as of December 31, 2014:

	A. M. Best	Gross	Collateral	Net
10 Largest Gross Recoverables	Rating	Recoverables	Held	Recoverables
($ in thousands)
Knight Insurance Company, Ltd.	A-	$256,255	$301,798	$(45,543)
State Automobile Mutual Insurance Company	A	197,708	54,136	143,572
JRG Reinsurance Company	A-	127,763	143,005	(15,242)
Century Surety Company	B++	116,810	164,662	(47,852)
Star Insurance Company	B++	86,495	115,520	(29,025)
Greenlight Reinsurance, Ltd.	A	80,057	91,199	(11,142)
Technology Insurance Co. Inc.	A	60,734	—	60,734
Savers Property & Casualty Ins Corporation	B++	58,405	82,472	(24,067)
Companion Property & Casualty Ins. Company	B++	50,595	62,100	(11,505)
Torus National Insurance Company	A-	46,162	—	46,162
Total		1,080,984	1,014,892	66,092
Other Recoverables Total (90 reinsurers)		575,550	954,423	(378,873)
Total Recoverables		$1,656,534	$1,969,315	$(312,781)

Collateral held is applied to each reinsurer, up to the amount of the gross recoverable, to determine the net recoverable for each reinsurer.  The following table sets forth our ten largest net reinsurance recoverables by reinsurer as of December 31, 2014:

	A. M. Best	Gross	Collateral	Net
10 Largest Net Recoverables	Rating	Recoverables	Applied	Recoverables
($ in thousands)
State Automobile Mutual Insurance Company	A	$197,708	$54,136	$143,572
Technology Insurance Co. Inc.	A	60,734	—	60,734
Torus National Insurance Company	A-	46,162	—	46,162
Maiden Reinsurance North America, Inc.	A-	27,991	—	27,991
QBE Insurance Corp	A	26,027	—	26,027
Guideone Mutual Insurance Company	A	20,085	—	20,085
North Carolina Reinsurance Facility	NR	17,177	—	17,177
California Capital Insurance Company	A	15,259	—	15,259
Jubilee Syndicate No 5820	A	13,169	—	13,169
Brit Syndicate 2987	A	11,324	—	11,324
Total		435,636	54,136	381,500
Other Recoverables Total (90 reinsurers)		1,220,898	1,154,896	66,002
Total Recoverables		$1,656,534	$1,209,032	$447,502

The following table sets forth our aggregate reinsurance recoverables by reinsurer rating as of December 31, 2014:

	% of Total	Gross	Collateral	Net
Reinsurer Rating	Recoverables	Recoverables	Applied	Recoverables
($ in thousands)
A++	0.4%	$6,800	$301	$6,499
A+	0.7%	12,139	503	11,636
A	31.8%	526,802	205,688	321,114
A-	30.6%	506,437	422,109	84,328
B++	26.6%	441,203	441,203	—
B+	0.5%	8,128	8,128	—
B	0.4%	6,038	6,038	—
E	1.2%	20,613	20,613	—
NR	7.8%	128,374	104,449	23,925
Total	100.0%	$1,656,534	$1,209,032	$447,502

Ratings

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us.  We have been assigned a group financial strength rating of “A” (Excellent) by A.M. Best, an independent rating agency that specializes in ratings for the insurance industry. A.M. Best’s financial strength rating is an independent opinion of a company’s financial strength and ability to meet its ongoing insurance policy obligations. According to A.M. Best, an “A” rating, which is the third highest out of fifteen rating categories used by A.M. Best, is assigned to insurers that have an excellent ability to meet their ongoing financial obligations to policyholders.  This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock.  This rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. There can be no assurance that we will maintain our current ratings. Future changes to our rating may adversely affect our competitive position.

Loss Reserves

We record loss reserves for estimated losses under the insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances.

For the years ended December 31, 2014 and 2013, our loss reserves, net of reinsurance recoverables, were $10.1 million and $9.7 million, respectively.  Since almost all of Program Services losses are ceded, our net loss reserves are primarily related to Lender Services business.  There were no significant changes in the key assumptions utilized in the analysis and calculations of our loss reserves during the years ended December 31, 2014 and 2013.

The process of establishing the liability for unpaid losses and LAE is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an important component of our loss reserving process.

Loss reserves include statistical reserves and case estimates for individual claims that have been reported and estimates for claims that have been incurred but not reported at the balance sheet date as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Estimates are based upon past loss experience modified for current trends as well as economic, legal and social conditions. Loss reserves are not discounted to present value, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

Incurred but not reported (“IBNR”) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported, some of which are not yet known to the insurer, as well as a provision for future development on reported claims.

We regularly review our loss reserves using a variety of actuarial methods and available information. We update the reserve estimates as historical loss experience develops, additional claims are reported and settled or as new information becomes available. Any changes in estimates are reflected in financial results in the period in which the estimates are changed.

Our loss reserves are reviewed quarterly by an internal actuary and at least annually by our external actuaries. The actuarial review may include an actual to expected loss analysis or more detailed reserve indications for segments with changes, as well as the actuary’s reasonable reserve range compared to carried reserves. We review available actuarial indications and review carried reserves compared to the reasonable reserve range to determine whether any reserve adjustments are warranted.

With respect to reserve calculation for our Program Services business, we maintain reserve calculation control for all of our programs.  Where a GA or reinsurer has loss development data available, our internal actuary will review such data for sufficiency (i.e., how much history is provided), consistency, and whether the product for which history is provided is consistent with our product.  If the data is not credible or where no data is available, the loss reserves are calculated using our experience or industry experience for similar products or lines of business.

The majority of our net loss reserves carried relates to our CPI business.  This business is very short-tailed due to the nature of the coverages provided, which means that length of time between the assumption of a risk and the payment of claims in respect of that risk is a relatively short period.  Collision is a physical damage coverage primarily for repossessed vehicles.  Our average turnaround time for repossession claims, a key metric on which clients are focused, was approximately five days in 2014. Our average turnaround time for all collisions claims, including repossession claims, was approximately ten days in 2014.  Premium Deficiency, which provides reimbursement of earned premium does not require estimations as the premium amount is known.  Therefore the average turnaround time for these claims was approximately one day in 2014.  Conversion/Skip which provides coverage for loss due to concealment, disposal, or misappropriation of the collateral by the borrower has the longest turnaround time due to the time involved in locating the vehicle.  The average turnaround time for these claims was approximately 48 days in 2014.

There is no one specific industry standard for determining reasonable reserve ranges.  The internal actuarial reserve ranges are established by considering projections using variations in the underlying actuarial assumptions, projections based on different weightings of the individual actuarial methods, projections by statistical variability analysis or by other appropriate reserve considerations.

Our internal actuarial analysis of the historical data provides the factors we use in our actuarial analysis in estimating our loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors.  We generally use a combination of actuarial factors and subjective assumptions in the development of up to five of the following actuarial methodologies:

•

Paid Development Method — uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•

Paid Bornhuetter-Ferguson (“BF”) Method — a combination of the Paid Development Method and the Expected Loss Method, the Paid BF Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.

•

Incurred Development Method — uses historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•

Incurred Bornhuetter-Ferguson (“BF”) Method — a combination of the Incurred Development Method and the Expected Loss Method, the Incurred BF Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.

•	Expected Loss Method — utilizes an expected ultimate loss ratio based on historical experience adjusted for trends multiplied by earned premium to project ultimate losses.

For each method, losses are projected to the ultimate amount to be paid.  The Company then analyzes the results and may emphasize or deemphasize some or all of the outcomes to reflect actuarial judgment regarding their reasonableness in relation to supplementary information and operational and industry changes. For example, the Incurred Development Method is emphasized in the estimation of our short-tail lines of business while the Incurred BF Method is emphasized in the estimation of our long-tail lines of business. These outcomes are then aggregated to produce a single selected point estimate that is the basis for the internal actuary’s point estimate for loss reserves.

In determining the level of emphasis that may be placed on some or all of the methods, internal actuaries periodically review statistical information as to which methods are most appropriate, whether adjustments are appropriate within the particular methods, and if results produced by each method include inherent bias reflecting operational and industry changes. This supplementary information may include:

•	open and closed claim counts;

•	statistics related to open and closed claim count percentages;

•	claim closure rates;

•	changes in average case reserves and average loss and LAE incurred on open claims;

•	reported and ultimate average case incurred changes;

•	reported and projected ultimate loss ratios; and

•	loss payment patterns.

When reviewing reserves described in this section, we analyze historical data and estimate the impact of numerous factors such as (1) individual claim information; (2) industry and the historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors. The key assumptions we use in our determination of appropriate reserve levels include the underlying actuarial methodologies, consideration of pricing and underwriting initiatives, an evaluation of retention levels, and consideration of any claims handling impact on paid and incurred loss data trends embedded in the traditional actuarial methods.

With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2014 and 2013.  If circumstances bear out our assumptions, losses incurred in 2014 should develop similarly to losses incurred in 2013 and prior years. Thus, if the net loss ratio for premiums written in a given accident year is 40%, we expect that the net loss ratio for premiums written in that same accident year evolving in Year 2 would also be 40%.  However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

The reserve range below provides a sensitivity analysis regarding a range of reserve estimates considered to be reasonable based on current information and normal variations in actuals losses and assumptions.  This range was developed based on actuarial judgment of the potential variance in key loss reserve factors which influence ultimate frequency and severity that can cause favorable or unfavorable development in loss reserves.  However, due to the inherent uncertainty involved with projecting future loss events, the reserve range does not include all possible outcomes, and our actual liabilities may differ significantly from our original reserve estimates.  Our analysis does not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims, or the emergence of claims from causes not currently recognized in the historical data. Such extraordinary changes or claim emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, it must be recognized that actual emergence of losses could deviate, perhaps significantly, from our estimates and the amounts recorded by the Company.

Loss Reserves evaluated as of December 31,  2014

($ in millions)

Sensitivity Range	Net Loss & LAE Reserves
Low End of the Range	$9.6
Carried Reserves	$10.1
High End of the Range	$11.1

The resulting range derived from this sensitivity analysis would have increased net reserves by approximately  $1 million, or decreased net reserves by approximately $0.5 million, at December 31, 2014.  The increase would have reduced pre-tax net income and stockholders’ equity by approximately  $1  million.  The decrease would have increased pre-tax net income and stockholders’ equity by approximately $0.5 million.  A change in our reserves for net losses and LAE would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

Given the numerous factors and assumptions used in our estimates of net reserves for losses and LAE, and consequently this sensitivity analysis, we do not believe that it would be meaningful to provide more detailed disclosure regarding specific factors and assumptions and the individual effects of these factors and assumptions on our net reserves. Furthermore, there is no precise method for subsequently reevaluating the impact of any specific factor or assumption on the adequacy of reserves because the eventual deficiency or redundancy is affected by multiple interdependent factors.

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2014, 2013 and 2012, reflecting changes in losses incurred and paid losses:

($ in thousands)	2014	2013	2012

Balance at January 1	$1,016,641	$975,708	$806,125
Reinsurance recoverables	(1,006,892)	(965,965)	(797,961)
Net balance at January 1	9,749	9,743	8,164

Incurred related to:
Current year	41,314	33,163	28,894
Prior year	(493)	(1,073)	95
Total incurred	40,821	32,090	28,989

Paid related to:
Current year	34,251	27,388	23,392
Prior year	6,194	4,696	4,018
Total paid	40,445	32,084	27,410

Net balance at December 31	10,125	9,749	9,743
Reinsurance recoverables	1,199,780	1,006,892	965,965
Balance at December 31	$1,209,905	$1,016,641	$975,708

The table below shows our case reserves and reserves for estimated losses that have been incurred but not reported (IBNR) for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Case reserves for unpaid losses and LAE, gross of related reinsurance recoverable	$427,879	$444,741	$457,925
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, gross of related reinsurance recoverable	782,026	571,900	517,783
Unpaid losses and LAE, gross of related reinsurance recoverable	$1,209,905	$1,016,641	$975,708

Case reserves for unpaid losses and LAE, net of related reinsurance recoverable	$6,383	$4,733	$3,711
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, net of related reinsurance recoverable	3,742	5,016	6,032
Unpaid losses and LAE, net of related reinsurance recoverable	$10,125	$9,749	$9,743

Loss Development

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development or reserve releases.

The table below shows the gross and net loss development for business written for each period presented. The table reflects the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a general accepted accounting principles (“GAAP”) basis.

The table also sets forth, on a gross and net basis, for the years indicated, the cumulative amounts of loss and LAE payments as of the end of each succeeding year, and the re-estimates in later years of incurred losses, including payments.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2014, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy or favorable development means that the original estimate was higher than the current estimate. A deficiency or unfavorable development means that the current estimate is higher than the original estimate.

	Analysis of Loss and Loss Adjustment Expense Reserve Development
	As of and for the Year Ended December 31,
($ in thousands)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

Liability for Unpaid Losses & LAE, Gross of Reinsurance Recoverable	$198,450	$263,488	$352,154	$371,503	$444,212	$588,490	$706,291	$806,125	$975,708	$1,016,641	$1,209,905

Cumulative paid losses as of:
one year later	95,262	103,096	167,194	105,843	251,230	248,931	311,243	338,802	403,552	371,317
two years later	138,848	212,616	195,174	235,501	406,219	436,017	527,461	618,016	695,231
three years later	219,602	204,666	265,355	322,794	523,402	579,798	711,648	823,163
four years later	192,790	237,723	310,353	371,231	608,414	696,075	825,537
five years later	207,306	256,728	334,637	402,655	684,832	760,118
six years later	216,732	268,914	350,658	437,967	728,589
seven years later	222,080	277,177	365,644	464,257
eight years later	227,424	283,703	386,881
nine years later	231,768	298,539
ten years later	244,042

Gross liability re-estimated as of:
one year later	215,652	267,549	366,495	346,183	573,859	634,050	881,957	1,065,701	1,205,833	1,222,530
two years later	226,073	324,739	322,617	412,890	632,382	810,852	1,010,473	1,178,255	1,346,805
three years later	277,265	267,477	360,061	442,691	752,031	869,167	1,064,519	1,257,237
four years later	227,361	284,847	375,753	494,314	794,421	917,196	1,096,043
five years later	232,985	288,240	407,098	516,188	837,368	940,419
six years later	239,180	308,705	425,042	529,987	856,701
seven years later	247,390	320,549	428,815	550,113
eight years later	253,772	322,545	445,156
nine years later	255,169	336,884
ten years later	266,782

Cumulative redundancy/(deficiency)	$(68,332)	$(73,396)	$(93,002)	$(178,610)	$(412,489)	$(351,929)	$(389,752)	$(451,112)	$(371,097)	$(205,889)

Liability for Unpaid Losses & LAE, Net of Reinsurance Recoverable	$26,239	$28,251	$23,644	$18,959	$14,483	$13,517	$10,121	$8,164	$9,743	$9,749	$10,125

Cumulative paid losses as of:
one year later	$9,518	$14,745	$12,287	$11,076	$11,484	$7,018	$4,755	$4,018	$4,696	$6,195
two years later	17,403	19,740	16,570	13,649	12,719	7,039	5,077	4,853	5,451
three years later	20,947	23,667	18,899	15,302	13,162	7,458	6,047	5,741
four years later	23,694	25,846	20,573	15,827	13,495	8,223	6,673
five years later	25,279	27,513	21,122	16,109	14,094	8,388
six years later	26,940	27,717	21,426	16,711	14,046
seven years later	27,117	28,016	21,491	16,660
eight years later	27,403	28,081	21,442
nine years later	27,470	28,033
ten years later	27,471

Net liability re-estimated as of:
one year later	$28,510	$28,908	$22,972	$18,568	$16,483	$9,956	$7,468	$8,260	$8,670	$9,256
two years later	27,036	29,576	23,099	17,808	14,766	8,852	7,885	8,361	8,481
three years later	27,536	29,484	22,894	17,101	14,441	9,023	8,090	8,313
four years later	27,538	29,260	21,769	16,927	14,366	9,017	8,073
five years later	27,584	28,671	22,170	16,886	14,284	9,047
six years later	28,018	28,734	22,187	16,858	14,214
seven years later	28,126	28,768	21,629	16,804
eight years later	28,150	28,210	21,448
nine years later	27,596	28,035
ten years later	27,471

Cumulative redundancy/(deficiency)	$(1,232)	$216	$2,196	$2,155	$269	$4,470	$2,048	$(149)	$1,262	$493

The estimate for ultimate losses incurred on a net basis related to prior years decreased by $0.5 million in 2014, decreased by $1.1 million in 2013 and increased by $0.1 million in 2012. The favorable development in 2014 is primarily due to $0.7 million of favorable development in our Lender Services segment, partially offset by unfavorable development of $0.2 million for our Program Services segment.  The favorable development in 2013 is primarily due to $1.5 million favorable development for our Lender Services segment, partially offset by unfavorable development of $0.4 million for our Program Services segment. The small unfavorable development in 2012 is the result of unfavorable development of $2.1 million for our Program Services segment, largely offset by favorable development of $2.0 million for our Lender Services segment. All of these changes were the result of the re-estimation of unpaid losses and LAE due to ongoing analyses of recent loss development trends as new data becomes available. We had no significant changes in reserving assumptions or methodologies.

Technology

Our Program Services segment uses proprietary systems. Key systems include:

•	PaSS/PaSS.net: This is the system of record for program services accounting transactions.

•	ARCS: This system manages collateral obligations and collateral account balances.

•	Forecasting: This system provides projections for the fronting business.

•	PaSS Reports/PaSS Reports.net: This reporting tool accesses all three of the above systems. This tool produces reports such as reinsurer analyses and Schedule P.

Our Lender Services segment uses proprietary systems designed to deliver and manage the CPI business. As described above, our proprietary insurance tracking system, InsurTrak, delivers real-time visibility to us and our clients into the most current borrower insurance information. In addition to InsurTrak, the other key aspects of the IT platform include:

•

Home Office: This is the system of record for lender services policy administration. Included in this application are all of the underwriting details for each account necessary to calculate premium and refunds, to monitor the billing process, and to process claims.

•

Claims/Merlin: This system calculates claim amounts. The account information necessary for these calculations is provided by the Home Office system while claim data is entered directly into this system primarily by the accounts.

•	InsurTrak online: This system allows our accounts to access certain data maintained in the InsurTrak system.

Our information technology department employs approximately 50 employees who support our proprietary systems.

We have various electronic methods of prevention and detection of unwanted intrusion to our network, including several layers of firewalls and multiple IDS/IPS sensors regularly monitoring the network for both inbound and outbound traffic. These systems alert Network Operations when anomalies occur and various logs are maintained and reviewed frequently. We also have a process in place to prevent or detect unauthorized access to non-public confidential information by way of physical intrusion perpetrated by an employee, business partner/vendor or unknown party.

We have electronically controlled entry points onto our property and into all of our facilities. Specific rooms inside the facilities have controlled access and require another level of security. We also have a 24/7 on premise security detail and 24/7 surveillance equipment at all entry points.

Our disaster recovery plans establish a set of policies and procedures for responding to a major business disruption. The key components of our disaster recovery plans include data backups on a daily basis, security measures applied to our network and data centers, data restoration measures, backup power generators, multiple lines for telecommunications, backup facilities and vendor management. The plans are reviewed and tested annually.

Employees

We had approximately 400 employees at December 31, 2014, none of whom is covered by a collective bargaining agreement.  We believe that our employee relationships are good.

Regulation

General

We are subject to extensive regulation in the United States.  SNIC, and its wholly-owned subsidiaries, NSIC and USIC, together operate in all fifty states and the District of Columbia.  SNIC and NSIC are Texas domiciled insurers while USIC is domiciled in Delaware.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the jurisdiction in which they are domiciled and, to a lesser extent, other jurisdictions in which they are authorized to conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to (a) grant and revoke licenses to transact business, including individual lines of authority, (b) set the standards of solvency to be met and maintained, (c) determine the nature of, and limitations on, investments and dividends, (d) approve policy rules, rates and forms prior to issuance, (e) regulate and conduct specific examinations regarding marketing, unfair trade, claims and fraud prevention and investigation practices, and (f) conduct periodic comprehensive examinations of the financial condition of insurance companies domiciled in their state. In particular, commercial policy rates and forms are closely regulated in all states.

Financial Oversight

Reporting Requirements

Our insurance subsidiaries are required to file detailed financial statements prepared in accordance with statutory accounting principles and other reports with the departments of insurance in all states in which they are licensed to transact business, either directly or through the NAIC. These reports include details concerning claims reserves held by the insurer, specific investments held by the insurer, and numerous other disclosures about the insurer’s financial condition and operations. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

Investments

State insurance laws and insurance departments also regulate investments that insurers are permitted to make. Limitations are placed on the amounts an insurer may invest in a particular issuer, as well as the aggregate amount an insurer may invest in certain types of investments. Certain investments are prohibited.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time.

The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the Company that is the subject of the examination or assessing fines or other penalties against that company.

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states of Texas and Delaware generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital in excess of 200% of the authorized control level as of December 31, 2014.

In our calculation of risk-based capital for SNIC and NSIC, we have deducted amounts for which SNIC and NSIC hold collateral for amounts recoverable from reinsurers.  We believe this practice to be appropriate because we bear little credit risk for the related reinsurance balances due to the protection provided by the collateral.  This practice differs from NAIC statutory annual statement instructions.  There is no monetary effect on net income or statutory surplus from the use of this practice.  If we would have used the practice outlined in NAIC annual statement instructions, the risk-based capital calculation for SNIC and NSIC would not have triggered a regulatory event.  In addition, we contributed a total of approximately $50 million of the net proceeds of the private placement to the capital of our insurance subsidiaries.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states.  IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention.  IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements.  The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools.  The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention.  A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system.  Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.  An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures.

In 2014, SNIC, NSIC and USIC had two ratios departing from the usual range of values.  It is not uncommon for our insurance subsidiaries to have unusual values for a few IRIS ratios because of our specialized business model.  For example, these deviations are primarily caused by:

(1)

The high volume of Program Services ceded premiums causes the ‘Surplus Aid to Policyholders’ Surplus’ ratio to be higher than the usual value.  This ratio is an estimate of commissions on unearned ceded reinsurance premiums and measures the degree to which an insurer’s surplus has been inflated by the ceding of unearned premiums during the current year.  The risk of this higher surplus aid ratio is mitigated by the quality of reinsurers assuming this business and the use of collateral where appropriate.

(2)

Investment yield.  SNIC’s investment yield is impacted by a large portion of its investment portfolio being investment in subsidiaries (NSIC and USIC).  The earnings from these companies are reflected as unrealized gains in surplus rather than through investment income.  This impacts SNIC’s investment yield significantly and drives it below the usual value.  In addition, the insurance companies’ investment yields are also impacted by the low interest rate environment over the last few years; however the usual range for this ratio has not been adjusted since it was set in 2005

In 2013, the insurance subsidiaries had unusual values similar to those noted above for 2014.

Statutory Accounting Principles

Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Potential Restrictions on Fronting

In certain states, including Florida and Kentucky, the Insurance Commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer.  In addition, insurance departments in states in which there is no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer, such as New York, could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance. Notwithstanding these state law restrictions on ceding insurers, the Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in the Dodd-Frank Act provides that all laws of a ceding insurer’s nondomestic state (except those with respect to taxes and assessments on insurers or insurance income) are preempted to the extent that they otherwise apply the laws of the state to reinsurance agreements of nondomestic ceding insurers. The NRRA places the power to regulate reinsurer financial solvency primarily with the reinsurer’s domiciliary state and requires credit for reinsurance to be recognized for a nondomestic ceding company if it is allowed by the ceding company’s domiciliary state.

Credit for Reinsurance

State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws.  The NRRA provides that if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance.  Because all states are currently accredited by the NAIC, the Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance.  The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer.

Holding Company Regulation

We qualify as a holding company system under state-enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance regulatory agency of its state of domicile and periodically furnish information concerning its operations and transactions, particularly with other companies within the holding company system that may materially affect its operations, management or financial condition.

Transactions with Affiliates

The insurance laws in most of those states provide that all transactions among members of an insurance holding company system must be fair and reasonable. These laws require disclosure of material transactions within the holding company system and, in some cases, prior notice of or approval for certain transactions, including, among other things, (a) the payment of certain dividends, (b) cost sharing agreements, (c) intercompany agency, service or management agreements, (d) acquisition or divestment of control of or merger with domestic insurers, (e) sales, purchases, exchanges, loans or extensions of credit, guarantees or investments if such transactions are equal to or exceed certain thresholds, and (f) reinsurance agreements. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Dividends

Our insurance subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, including in our domiciliary states, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. The maximum amount of dividends that our insurance subsidiaries could pay without regulatory approval was $21.6 million and $15.6 million as of December 31, 2014 and 2013, respectively. Also, most states, including Texas and Delaware, restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. In addition, state insurance regulators may limit or restrict an insurance company’s ability to pay shareholder dividends or as a condition to issuance of a certificate of authority, as a condition to a change of control approval or for other regulatory reasons.

Enterprise Risk and Other New Developments

In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The Amended Model Act and Regulation imposes more extensive informational requirements on an insurance holding company system in order to protect the licensed insurance companies from enterprise risk, including requiring it to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest in the domestic insurer to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner.  Many states have adopted some or all of the changes in the Amended Model Act and Regulation, including Texas, where SNIC and NSIC are domiciled, and Delaware, where USIC is domiciled. The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments.

Change of Control

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the Company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators of our insurance subsidiaries or file appropriate disclaimers.

Any future transactions that would constitute a change of control, including a change of control of us and/or any of our domestic insurance subsidiaries, would generally require the party acquiring or divesting control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the Company may be deemed to be commercially domiciled by reason of concentration of its insurance business within such state) and may also require pre-notification in certain other states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

In addition, insurance laws in many states, including Texas and Delaware (the domiciliary states of our insurance company subsidiaries), contain provisions that require pre- and post-notification to the insurance departments of a change of control of certain non-domestic insurance companies licensed in those states, as well as post-notification of a change of control of certain agencies and third-party administrators. Texas has a prior notification for a change of control of an insurance agency and third party administrator.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

Market Conduct

Regulation of Insurance Rates and Approval of Policy Forms

The insurance laws of most states in which we conduct business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to the policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. In other states, prior approval of rate changes is required and there may be long delays in the approval process or the rates may not be approved. Accordingly, our ability to respond to market developments or increased costs in that state can be adversely affected.

Underwriting

The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives, or regulations that regulate or prohibit the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit information. The use of credit information continues to be a regulatory and legislative issue, and it is possible that the U.S. Congress or one or more states may enact further legislation affecting its use in underwriting and rating limitations on the ability to charge policy fees.

Unfair Claims Practices

Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include:

•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

•	failing to adopt and implement reasonable standards for the prompt investigation and settlement of claims arising under its policies;

•	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

•	attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to or knowledge or consent of the insured;

•	compelling insureds to institute suits to recover amounts due under policies by offering substantially less than the amounts ultimately recovered in suits brought by them;

•	refusing to pay claims without conducting a reasonable investigation;

•	making claim payments to an insured without indicating the coverage under which each payment is being made;

•

delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contains substantially the same information;

•	failing, in the case of claim denials or offers of compromise or settlement, to promptly provide a reasonable and accurate explanation of the basis for such actions; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

Guaranty Fund Assessments

Most, if not all, of the states where we are licensed to transact business require that property and casualty insurers doing business within the state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by the member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2014, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Creditor-Placed Insurance

The NAIC Creditor-Placed Insurance Model Act (“Creditor-Placed Model Act”) applies to insurance placed in connection with automobile loans and creates a legal framework within which creditor-placed insurance may be written and helps to maintain the separation between creditors and insurers.  It also serves to minimize the possibilities of unfair competitive practices in the sale of creditor-placed insurance. The Creditor-Placed Model Act has only been adopted by a few states, including Arkansas, Michigan, Mississippi, and Tennessee.  There could be an effort, especially from consumer groups, to expand the protections and breadth of the Creditor-Placed Model Act.  The NAIC Property and Casualty Insurance Committee is currently reviewing the Model Act and may make recommendations for changes later in 2015.

Restrictions on Withdrawal, Cancellation, and Nonrenewal

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove any proposed plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of our insurance subsidiaries to exit unprofitable markets.

Required Licensing

Our Texas domiciled insurance subsidiaries operate under licenses issued by the department of insurance in the states in which they sell insurance. Our Delaware insurance subsidiary operates under a license issued by the Delaware Department of Insurance, but in all other state and the District of Columbia writes on a nonadmitted and surplus lines basis. If a regulatory authority denies or delays granting a new license, our ability to offer new insurance products in that market may be substantially impaired. In addition, if the department of insurance in any state in which one of our insurance subsidiaries currently operates suspends, non-renews, or revokes an existing license, we would not be able to offer affected products in the state.

Licensing of Producers and Other Entities

Insurance agencies, producers, third-party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Our agency and services company, T.B.A. Insurance Group, Ltd., engages in certain of these functions and is subject to licensing requirements and regulation by insurance regulators in various states.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The Amended Model Act and Regulation (discussed above) is a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report will be required in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.

On July 21, 2010, the President signed into law the Dodd-Frank Act that established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office (“FIO”) initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States.  On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to the U.S. Department of the Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities. The Report also makes recommendations in the areas of insurance sector solvency and marketplace regulation. Each year the FIO also releases an annual report on the insurance industry (“Annual Report”), with its latest Annual Report released on September 24, 2014. The Annual Report restated many of the recommendations made in the Report along with providing an overview of the financial performance and condition of the U.S. insurance industry and outlining a number of insurance industry and regulatory developments from the past year.

In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” If an insurance company is designated as systemically important, the Federal

Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct.

The Dodd-Frank Act also incorporates the NRRA, which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables.

Other possible federal regulatory developments include the introduction of legislation in Congress that would repeal the McCarran-Ferguson Act antitrust exemption for the insurance industry. The antitrust exemption allows insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs with greater reliability, among other things. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an important part of cost-based pricing. If the ability to collect this data were removed, the predictability of future loss costs and the reliability of pricing could be undermined.

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, states have implemented additional regulations to address privacy issues. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Many states have now adopted similar provisions regarding the safeguarding of policyholder information.

Telephone Sales Regulations

The United States Congress, the Federal Communications Commission and various states have promulgated and enacted rules and laws that govern telephone solicitations. There are numerous state statutes and regulations governing telephone sales activities that do or may apply to our operations, including the operations of our call center insurance agencies. For example, some states place restrictions on the methods and timing of calls and require that certain mandatory disclosures be made during the course of a telephone sales call. Federal and state “Do Not Call” regulations must be followed for us to engage in telephone sales activities.

Available Information

Our company website address is www.statenational.com. We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investor Relations” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the Securities and Exchange Commission disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “Financial Information” and then “SEC Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the Securities and Exchange Commission. Further, copies of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, our Code of Business Conduct and Ethics and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available through the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, the public may read and copy any of the materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at (800) SEC-0330. Our electronically filed reports can also be obtained on the Securities and Exchange Commission’s internet site at http://www.sec.gov.

Item 1A:Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Note on Forward-Looking Statements” in Item 1 of this report.

Risks Relating to Our Program Services Segment

We may not be able to recover amounts due from our reinsurers, which would adversely affect our financial condition.

In our Program Services segment, we write insurance on behalf of our capacity providers and reinsure on a quota share basis 100% of the risk under these policies with these carriers in exchange for ceding fees.  Because we cede all of these risks to capacity providers, we generally hold no net reserves for losses or LAE that might arise as a result of claims made under these policies. However, as the issuer of the policies, we remain directly liable to these policyholders. In 2014, we wrote insurance policies with $909.5 million in gross written premiums through our issuing carrier, or fronting, business.

We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers.  We take the risk of insolvency or other failure to pay by a capacity provider. We generally select either well capitalized, highly rated authorized capacity providers or we require the capacity providers to post substantial collateral to secure the reinsured risks.  However, if any of our capacity providers becomes insolvent, or otherwise refuses to reimburse losses paid to these policyholders (or us, to the extent we reimburse or pay policyholders or pay other claims directly) in a timely manner, the corresponding impact to our liability for these claims could materially and adversely affect our financial condition and results of operations. We often hold collateral to protect us against a capacity provider’s failure to pay claims. However, collateral may not be sufficient to cover our liability for these claims, and we may not be able to cause the capacity provider to deliver additional collateral.

As of December 31, 2014, we held $2 billion in collateral securing $1.2 billion in reinsurance recoverables.  In addition, we have $447.5 million of unsecured reinsurance recoverables.  Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount that we are able to recover from our capacity providers or any collateral securing the liabilities. This could occur because the loss experience based on the policy terms is higher than expected or due to litigation, regulatory or other extra-contractual liabilities.

If we fail to realize a reinsurance recoverable owed under these arrangements due to insolvency, dispute or other unwillingness or inability of any of our reinsurers to meet their obligations to us, or due to our inability to access sufficient collateral to cover our liabilities, our business, financial condition, results of operations or prospects could be materially and adversely affected.  For additional information, see “Business—Reinsurance” in Item 1 of this report.

If market conditions cause our reinsurance to be more costly or difficult to obtain, we may be required to bear increased risks or reduce the level of our underwriting commitments.

In our Program Services segment, we provide access to the U.S. property and casualty markets in exchange for a ceding fee through our fronting business by providing access to our “A” (Excellent) A.M. Best rating, expansive licensing and reputation.  As part of our business strategy for our Program Services segment, we reinsure substantially all underwriting risk, credit risk and business risk related to our fronting business.  We may be unable to maintain our current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialized fronting model in the future. In recent years, our Program Services segment has benefitted from favorable market conditions, including growth in the role of GAs and of offshore and other alternative sources of reinsurance.  A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by GAs could limit the amount of fronting business we could write and materially and adversely affect our business, financial condition, results of operations and prospects.

Regulators may challenge our use of fronting arrangements in states in which our capacity providers are not licensed.

We enter into fronting arrangements with GAs and domestic and foreign insurers that want to access specific U.S. property and casualty insurance business in states in which such capacity provider is not licensed or is not authorized to write particular lines of insurance. The capacity provider or the GA administers the business, settles all claims and reinsures 100% of the risks. We receive a ceding fee, but generally do not share in the profits or losses of the business we write for the capacity provider. Some state insurance regulators may object to our fronting arrangements.  In certain states, including Florida and Kentucky, the Insurance Commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer.  In addition, insurance departments in states in which there is no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer, such as New York, could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

If regulators in any of the states where we conduct our fronting business were to prohibit or limit the arrangement, we would be prevented or limited from conducting that business for which a capacity provider is not authorized in those states, unless and until the capacity provider is able to obtain the necessary licenses. This could have a material and adverse effect on our business, financial condition results of operations and prospects.  In particular, we do significant business in Florida.  See “We write at least half of our Program Services business in several key states and adverse developments in these key states could have a material and adverse effect on our business, financial condition, results of operations and prospects.”

Notwithstanding these state law restrictions on ceding insurers, the Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) provides that all laws of a ceding insurer’s nondomestic state (except those with respect to taxes and assessments on insurers or insurance income) are preempted to the extent that they otherwise apply the laws of the state to reinsurance agreements of nondomestic ceding insurers. The NRRA places the power to regulate reinsurer financial solvency primarily with the reinsurer’s domiciliary state and requires credit for reinsurance to be recognized for a nondomestic ceding company if it is allowed by the ceding company’s domiciliary state.  A state insurance regulator might not view the NRRA as preempting a state regulator’s determination that an unauthorized reinsurer must obtain a license or that a statute prohibited our doing a fronting business. However, such a determination or a conflict between state law and the NRRA could cause regulatory uncertainty about our fronting business, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Changes in state insurance regulation could materially and adversely affect our business.

Some states have adopted changes to their insurance laws and regulations that permit insurers to obtain credit for reinsurance from reinsurers who are able to post reduced collateral if they satisfy certain requirements, including specific rating criteria.  We require many of our capacity providers to post collateral to secure their reinsurance obligations.  If regulatory changes are adopted in the states in which our insurance subsidiaries are domiciled that permit non-admitted reinsurers to post reduced or no collateral in order for the insurer to obtain credit for that reinsurance, it may become more difficult for us to obtain collateral from our capacity providers who meet the applicable rating agency requirements or the capacity providers may no longer need to utilize our fronting arrangements, which could materially and adversely affect the amount of business that we can write.

We depend on a limited number of capacity providers and GAs for a large portion of our gross written premium in our Program Services segment, and the loss of business provided by any one of them could materially and adversely affect us.

Our Program Services segment offers fronting arrangements to both general agents (GAs), who sell, control, and administer books of insurance business that are supported by third-party reinsurers seeking access to U.S. property and casualty insurance business, and domestic and foreign insurers, which we collectively refer to as “capacity providers,” that want to access specific U.S. property and casualty insurance business.  Capacity providers may be under common control with a particular GA or they be independent.  An independent capacity provider may reinsure a single book or multiple books with various GAs.  A single GA may control a single book with one capacity provider or multiple books with various capacity providers.

Other insurance companies may compete with us for this business. These capacity providers and GAs may choose to enter into fronting arrangements with our competitors or GAs, or capacity providers may terminate fronting arrangements with us if they no longer need access to our fronting capacity or for other reasons.

Our top five GAs measured by premium volume for the year ended December 31, 2014 accounted for approximately 29%, 26%, 10%, 4% and 4% of our gross written premium in our Program Services segment, respectively. For the years ended December 31, 2014, 2013 and 2012 approximately 55%, 46% and 24% of our gross written premium in our Program Services segment was derived from our top two fronting arrangements. Our top producer, controlled by a single capacity provider, for the year ended December 31, 2014 was Meadowbrook at 29% of Program Services gross written premium and 9.3% of total consolidated revenues.

Our top five capacity providers measured by premium volume for the year ended December 31, 2014 accounted for approximately 30%, 27%, 9%, 5%, and 3% of our gross written premium in our Program Services segment.  For the years ended December 31, 2014, 2013 and 2012 approximately 57%, 48% and 25% of our gross written premium in our Program Services segment was derived from our top two capacity providers. Much of the business concentrated with these capacity providers is also included in the business concentrated with the GAs noted above.

A significant decrease in business from, or the entire loss of, our largest capacity provider or GA or several of our other large capacity providers or GAs would cause us to lose premium and require us to seek additional capacity providers or GAs or to replace the lost premium. In the event that we are unable to do so, our business, financial condition, results of operations and prospects would be materially and adversely affected.

Failure of capacity providers or GAs to properly market, underwrite or administer policies could adversely affect us.

The marketing, underwriting, claims administration and other administration of policies in our Program Services segment are the responsibility of our capacity providers or our GAs.  Any failure by them to properly handle these functions could result in liability to us.  Even though they may be required to compensate us for any such liability, there are risks that any such failures could create regulatory or reputational issues for us and that they do not pay us because they become insolvent or otherwise, either of which could materially and adversely affect our business, financial condition, results of operations and prospects.

We write at least half of our Program Services business in several key states and adverse developments in these key states could have a material and adverse effect on our business, financial condition, results of operations and prospects.

For the years ended December 31, 2014, 2013 and 2012 we derived approximately 56%, 56% and 54% of our gross written premium in our Program Services segment in the states of Texas, New York, California and Florida.  As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states.  Adverse developments relating to any of these conditions could have a material and adverse impact on our business, financial condition, results of operations and prospects. See “Business—Program Services Segment—Geographic Distribution.”

We may not be successful in building more direct relationships with GAs and capacity providers through a direct marketing campaign.

Historically, our fronting capacity has been constrained by the size of our capital base, and we have relied on our relationship-driven channels to generate new fronting business with only a modest sales and marketing effort. In addition, we have historically relied on brokers to identify GAs in need of fronting.  We believe that the additional capital from the private placement will enable us to expand our Program Services segment. We are further institutionalizing our sales process by building more direct relationships with GAs and capacity providers and have hired fully-dedicated sales staff.  We may not be successful in our efforts to further expand our fronting business.

We may face increased competition in our Program Services segment.

We believe there are relatively few active competitors in our Program Services segment.  Unlike us, some of our competitors may offer policy administration or other services or be willing to take on significant underwriting risk. Any increase in competition in this segment, especially by one or more substantial companies, could materially and adversely affect our business, financial condition, results of operations and prospects.

Some of our fronting arrangements contain limits on the reinsurer’s obligations to us.

While we reinsure substantially all of the risks inherent in our fronting programs, we have in certain cases entered into programs that contain limits on our reinsurers’ obligations to us, including loss ratio caps or aggregate reinsurance limits. For example, under our recent program with Nephila Capital Ltd., we bear no business or insurance risk except for annual aggregate agreement year losses in excess of a limit that we believe is highly unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, we will be liable to pay the losses in excess of such limits, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our losses resulting from the run-off of the retained business may exceed our reserves.

In the past, we have participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  In early 2012, we reinsured to inception the retained business under most of the active contracts, but others continue to run-off. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Run-off of the Retained Business” in Item 7 of this report. As of December 31, 2014, we had reserves of $3.1 million related to this business. In the event our losses resulting from this business exceeds our reserves, the excess losses could materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Relating to Our Lender Services Segment

Lender-placed residential hazard insurance is under increased regulatory scrutiny and has been subject to recent regulatory changes at both the federal and state levels. If lender-placed automobile insurance becomes subject to similar regulatory scrutiny and is affected by regulatory changes, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Through our Lender Services segment, we provide collateral protection insurance, or CPI, to financial institutions.  Other companies provide similar products to home lenders.  Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes on the premium to the borrower. This lender-placed residential hazard insurance has come under increased regulatory scrutiny and has been subject to recent regulatory changes.  For example, on December 18, 2013, Fannie Mae and Freddie Mac announced that effective June 1, 2014, mortgage servicers and their affiliates may not receive commissions or other forms of compensation with lender-placed insurance on GSE loans or ceding premiums to a reinsurer affiliated with the servicers.

State regulators have also taken action to restrict insurance practices relating to lender-placed residential hazard insurance. For example, in New York, on September 19, 2013, the State of New York’s Department of Financial Services, or NY DFS, released proposed regulations that, among other things, would prohibit insurers from: issuing force-placed insurance on mortgaged property serviced by a servicer affiliated with the insurer; paying commissions to a bank or servicer or other parties affiliated with a bank or servicer on force-placed insurance policies obtained by the servicer; paying contingent commissions based on underwriting profitability or loss ratios; making payments, including but not limited to the payment of expenses, to a servicer or other parties affiliated with a servicer in connection with securing force-placed insurance business; and providing free or below-cost, outsourced services to banks, servicers or their affiliates. The NY DFS and Florida Office of Insurance Regulation have also entered into settlements with certain large providers of lender-placed residential hazard insurance.  The NY DFS settlements, for example, included restitution for homeowners, multi-million dollar penalties, and major reforms for the companies’ lender-placed insurance programs.  The NY DFS is also encouraging other lender-placed residential hazard insurers and mortgage servicers operating in New York to adopt similar reforms.  The NY DFS has urged other states to implement these reforms, as evidenced by a letter to all state Insurance Commissioners in 2013.  There have also been multi-million dollar class action settlements that included not only payments by lender-placed residential hazard insurance carriers but contained restrictions on such lender-placed insurers as well.  If lender-placed automobile insurance becomes subject to similar regulatory scrutiny and is affected by regulatory changes, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In the future, states may subject lender-placed automobile insurance to additional regulatory scrutiny or propose regulatory changes to related laws.  In particular, CPI’s higher expense ratios and lower loss ratios, as compared to other insurance products, presents a risk that regulatory requirements such as minimum loss ratios could be proposed in the future.  Any future proposed or adopted rules relating to automobile CPI could materially and adversely affect our business, financial condition, results of operation and prospects.

The CPI market is highly competitive, and we may not be able to compete effectively against larger companies.

The CPI market is highly competitive. We compete on the bases of price, coverages offered, claims handling, customer service, geographic coverage, financial strength ratings, licenses, reputation, technology, relationships with business partners and experience. Some of our competitors have substantially more capital, comparable or higher ratings and greater resources than we have, and offer a broader range of products than we offer. Many of our competitors invest heavily in advertising and marketing efforts and/or expanding their online service offerings.  Some of these competitors may have better brand recognition than we have and have a larger market share than we do.  As a result, these larger competitors may be better able to offer lower rates to customers, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. Our ability to compete against these larger competitors depends on our ability to deliver superior service and maintain our relationships with our clients.

We may undertake strategic marketing and operating initiatives to improve our competitive position and drive growth. If we are unable to successfully implement new strategic initiatives or if our marketing campaigns do not attract new customers, our competitive position may be harmed, which could materially and adversely affect our business, financial condition, results of operations and prospects.

The termination of our alliance with CUNA Mutual could materially and adversely affect our growth prospects for our CPI business and our liquidity.

Our alliance with CUNA Mutual has allowed us to significantly increase the amount of CPI business we write due to the business that is generated by CUNA Mutual’s sales and marketing efforts. For the years ended December 31, 2014, 2013 and 2012, the CPI gross premiums written through our alliance with CUNA Mutual represented 56.3%, 53.8% and 51.5% of our total CPI business, respectively.  During 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange have made payments to CUNA Mutual totaling $17.8 million, which payments may be adjusted somewhat based on net premiums and loss ratio for the 12-month period ending June 30, 2015.  In addition, the term of the alliance has been extended at least through July 31, 2018.

If the alliance were to terminate and we no longer had access to those extensive sales and marketing efforts, our ability to continue to grow our CPI business would be materially and adversely affected.  CUNA Mutual has the right to terminate its alliance agreement with us upon a change in control of State National or certain of its subsidiaries, which is defined to include any substantial change in the senior management team involving the departure, within any 12-month period, of two or more of the following three executives: John Pearson, Trace Ledbetter and David Hale.  See “Business—Lender Services Segment—Business Overview—Relationship with CUNA Mutual” in Item 1 of this report. In addition, if and when the alliance agreement terminates, depending upon the reason for the termination and subject to certain exceptions, we may be required to buy out CUNA Mutual’s right to participate in future program business at a price equal to the previous 12 months net premium times a percentage based on the loss ratio of the business during that period. Giving effect to the 2014 amendment of the alliance agreement, we estimate that the amount of this payment as of December 31, 2014 would be approximately $20 million. If we were required to make this payment, it could have a material and adverse effect on our liquidity.

We may not be successful in expanding our CPI business within the banking and specialty finance company markets.

Because of our exclusive relationship with CUNA Mutual, we have focused our CPI business on credit unions. As a result, our penetration in the CPI market for banks and specialty finance companies has been relatively low. We believe that the CPI market for banks is substantially larger than the credit union market and that the specialty finance company market is potentially more attractive to CPI providers due to higher incidences of borrowers’ failing to obtain or maintain the required insurance.  We have begun devoting additional sales and marketing efforts towards the bank and specialty finance markets and have hired additional dedicated sales staff to address those markets. Our efforts to further increase the overall amount of CPI business we write in the bank and specialty finance markets may not be successful, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Changes affecting the automobile loan business generally and the CPI business in particular could materially and adversely affect our business, financial condition, results of operations and prospects.

A number of economic and market conditions affect vehicle sales volume and product mix, the amount of automobile loans and the CPI market, including levels of unemployment, consumer confidence, average age of vehicles on the road, availability and cost of credit, cost of fuel, credit profiles of borrowers and amounts sought to be financed.  Our CPI business has benefitted in recent periods from a strong overall automobile loan environment, including increases in vehicle sales and average amounts financed.  Any negative changes in market conditions could materially and adversely affect demand for our CPI product offerings and, consequently, our business, financial condition, results of operations and prospects.

We write more of our Lender Services business in Texas than any other state, and adverse developments in Texas could have a material and adverse effect on our business, financial condition, results of operations and prospects.

For the years ended December 31, 2014, 2013 and 2012, we derived approximately 13% of our gross written premium in our Lender Services segment from the State of Texas.  As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in Texas.  Adverse developments relating to any of these conditions could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to establish and maintain accurate allowance for policy cancellations, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our financial statements include an allowance for policy cancellations, which represent our best estimate of the amounts that our insurance subsidiaries will ultimately refund for CPI polices that cancel (net of applicable offsetting expenses) as of the date of the financial statements. There is inherent uncertainty in the process of establishing the allowance.

As a result of these uncertainties, the ultimate refunds paid may deviate, perhaps substantially, from the point-in-time estimates of such refunds and expenses, as reflected in the allowance for policy cancellations included in our financial statements.  To the extent that premium refunds exceed our estimates, we will be required to immediately recognize the unfavorable development and increase our allowance for policy cancellations, with a corresponding reduction in our net income in the period in which the allowance is increased.  Consequently, ultimate refunds paid could materially exceed the reported allowance for policy cancellations and have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Relating to Our Business Generally

A downgrade in the A.M. Best rating of our insurance subsidiaries would reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.

Rating agencies evaluate insurance companies based on their ability to pay claims. Our insurance subsidiaries have been assigned an “A” (Excellent) rating by A.M. Best Company, Inc. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

We rely on our “A” rating from A.M. Best to operate our fronting business and our Lender Services business.  There can be no assurances that our insurance subsidiaries will be able to maintain this rating.  Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with clients that might move to other companies with higher ratings. If we lost our “A” rating, our capacity providers would likely seek a higher rated issuing carrier to write their business.

Our Lender Services segment would also be adversely affected if a large number of our accounts were to require an insurer with an “A” rating.  In addition, pursuant to the arrangement with CUNA Mutual, if our A.M. Best rating falls below “A-” for more than 180 consecutive days, CUNA Mutual will be entitled to terminate the arrangement with us and thereafter CUNA Mutual will have the option to purchase our right to participate in the future business of the alliance.  We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best ratings.

If we are unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders, our business, financial condition, results of operations and prospects may be materially and adversely affected.

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses (“LAE”) and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would negatively affect our results of operations and our financial condition. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues. In addition, a variety of economic factors can affect losses in our CPI business. For example, difficult economic conditions could lead to increased losses as a result of increased premium deficiency and conversion/skip claims.

Pricing involves the acquisition and analysis of historical loss data, and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we:

•	collect and properly analyze a substantial volume of data from our insureds;

•	develop, test and apply appropriate projections and rating formulas;

•	closely monitor and timely recognize changes in trends; and

•	project expected losses for our insureds with reasonable accuracy.

We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:

•	insufficient or unreliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;

•	regulatory constraints on rate increases;

•	our failure to accurately estimate investment yields and the duration of our liability for loss and LAE; and

•	unanticipated court decisions, legislation or regulatory action.

Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations and prospects.

We must accurately and timely evaluate and pay claims that are made under our CPI and other policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions, material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations and prospects.

In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees, our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could lower our operating margins.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Our failure to meet these requirements could subject us to regulatory action.

The laws of the states of domicile of our insurance subsidiaries impose risk-based capital standards and other minimum capital and surplus requirements. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do.

If we are unable to establish and maintain accurate loss reserves, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our financial statements include loss reserves, which represent our best estimate of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing insurance loss reserves.

As a result of these uncertainties, the ultimate paid loss and LAE may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements.  To the extent that loss and LAE exceed our estimates, we will be required to immediately recognize the unfavorable development and increase loss reserves, with a corresponding reduction in our net income in the period in which the reserve levels are increased.  Consequently, ultimate losses paid could materially exceed reported loss reserves and have a material and adverse effect on our business, financial condition, results of operations and prospects.

Catastrophic losses or the frequency of smaller insured losses may exceed our expectations, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our insurance business is subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The incidence and severity of such events are inherently unpredictable, and our losses from catastrophes could be substantial.  In our Program Services business, although we reinsure substantially all of the underwriting risk through our fronting arrangements, a catastrophe loss could impair the ability of one or more of our reinsurers to pay all of the reinsured claims, in which case we would be responsible for paying any claims not paid by our reinsurer(s). In our Lender Services business, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to write new business.

Ongoing economic uncertainty could materially and adversely affect our business, financial condition, results of operations and prospects.

Global economies and financial markets have experienced significant weakness and volatility since 2008, although the most extreme of these circumstances have abated since that time. Despite improved financial market performance since 2009, near-term U.S. economic prospects have only very gradually improved. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. Significantly greater economic, fiscal and monetary uncertainty remains in Europe, due to the combination of poor economic growth, high unemployment and significant sovereign deficits. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of clients, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our business, financial condition, results of operations, our prospects and competitor landscape could be materially and adversely affected.

Our business is dependent on the efforts of our executive officers and other personnel.  If we are unsuccessful in our efforts to attract, train and retain qualified personnel, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets, and relationships with our clients.  Our executive officers are Terry Ledbetter, Chairman, President and Chief Executive Officer, David Hale, Executive Vice President, Chief Operating Officer and Chief Financial Officer, John Pearson, Executive Vice President and National Sales Manager, Trace Ledbetter, Executive Vice President of Service, and David Cleff, Executive Vice President of Business Affairs, General Counsel and Secretary.  In connection with the private placement, we amended or entered into agreements with our executive officers that contain certain non-compete and non-solicit provisions.  Nonetheless, should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the niche markets that we target.  In addition, our business is also dependent on other skilled employees.  We cannot assure you that we will be able to attract, train and retain, on a timely basis and on anticipated economic and other terms, experienced and capable senior management, underwriters and support staff.  We intend to pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but there can be no assurance that we will be successful in such endeavors. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or operating results.  We do not currently maintain life insurance policies with respect to our executive officers or other employees.

If we are unable to maintain our technology platform or our technology platform fails to operate properly, or meet the technological demands of our clients with respect to the products and services we offer, our business, financial condition, results of operations and prospects could be materially and adversely affected.

If we are unable to properly maintain our InsurTrak system and the remainder of our technology systems or if our technology systems otherwise fail to perform in the manner we currently contemplate, our ability to effectively underwrite and issue policies, process claims and perform other business functions, and our CPI clients’ ability to track and manage their CPI programs, could be significantly impaired and our business, reputation and financial performance could be materially and adversely affected. In addition, the success of our business is dependent on our ability to resolve any issues identified with our technology arrangements during operations and make any necessary improvements in a timely manner. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such maintenance and improvements, but failure to make such improvements could have a material and adverse effect on our business, financial condition, results of operations and prospects. See “Business—Technology.”

Also, we use e-commerce and other technology to provide, expand and market our products and services. Accordingly, we believe that it will be essential to continue to invest resources in maintaining electronic connectivity with clients and, more generally, in e-commerce and technology. Our business may suffer if we do not maintain these arrangements or keep pace with the technological demands of our clients.

If we experience security breaches or other disruptions involving our technology, our ability to conduct our business could be adversely affected, we could be liable to third parties and our reputation could suffer, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, for all our business operations, including underwriting and issuing policies, processing claims, providing customer service, complying with insurance regulatory requirements and performing actuarial and other analytical functions necessary for underwriting, pricing and product development. Our operations are dependent upon our ability to timely and efficiently maintain and improve our information and telecommunications systems and protect them from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. A shut-down of, or inability to access, one or more of our facilities; a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus, our systems could be inaccessible for an extended period of time. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. We have implemented security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. Despite these measures, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients’ or insureds’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

If we cannot sustain our business relationships, including our relationships with GAs, capacity providers and with clients in our Lender Service segment, we may be unable to compete effectively and operate profitably.

Our relationships with our clients are generally governed by agreements that may be terminated on short notice. As a result, our ability to compete and remain profitable depends, in part, on our maintaining business relationships with our clients, the marketing efforts of our sales professionals, the servicing efforts of our relationship managers and on our ability to offer insurance products and maintain financial strength ratings that meet the requirements and preferences of our clients. Any failure on our part to be effective in any of these areas may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Performance of our investment portfolio is subject to a variety of investment risks that may materially and adversely affect our business, financial condition, results of operations and prospects.

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2014, our investment in fixed-income securities was approximately $309.9 million, or 99.2% of our total investment portfolio.  Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and materially and adversely impact our business, financial condition, results of operations and prospects.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes. Despite our mitigation efforts, a significant change in interest rates could have a material and adverse effect on our business, financial condition, results of operations and prospects.

In addition, the performance of our investment portfolio generally is subject to other risks, including the following:

•	the risk of decrease in value due to a deterioration in the financial condition, operating performance or business prospects of one or more issuers of our fixed-income securities;

•	the risk that our portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries;

•	the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis; and

•	general movements in the values of securities markets.

If our investment portfolio were to suffer a substantial decrease in value due to market, sector or issuer-specific conditions, our business, financial condition, results of operations and prospects could be materially and adversely affected. A decrease in value of an insurance subsidiary’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business.

The insurance industry is subject to extensive regulation, which may affect our ability to execute our business plan and grow our business.

We are subject to comprehensive regulation and supervision by government agencies in Texas and Delaware, states in which our insurance subsidiaries are domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of shareholders. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success. Some of these regulations include:

•

Required Licensing. We operate under licenses issued by the insurance departments in the states in which we sell insurance. If a regulatory authority denies or delays granting a new license, our ability to enter that market quickly or offer new insurance products in that market may be substantially impaired. In addition, if the insurance department in any state in which we currently operate suspends, non-renews, or revokes an existing license, we would not be able to offer affected products in that state.

•

Transactions between Insurance Companies and Their Affiliates. Transactions between us or any of our affiliates and our insurance companies generally must be disclosed, and prior approval is required before any material or extraordinary transaction may be consummated. Approval may be refused or the time required to obtain approval may delay some transactions, which may adversely affect our ability to innovate or operate efficiently.  Our unregulated entities receive substantial payments for services rendered to our insurance company subsidiaries pursuant to arrangements approved by insurance regulators.  Changes in insurance regulation could materially and adversely affect the amount of cash flow we are able to generate outside of our insurance company subsidiaries.

•

Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which we conduct business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to the policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable insurance department. In other states, prior approval of rate changes is required and there may be long delays in the approval process or the rates may not be approved. Accordingly, our ability to respond to market developments or increased costs in that state could be adversely affected.

•	Other Regulations. We must also comply with regulations involving, among other matters:

•	the use of non-public consumer information and related privacy issues;

•	the use of credit history in underwriting and rating policies;

•	limitations on the ability to charge policy fees;

•	limitations on types and amounts of investments;

•	restrictions on the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	reporting with respect to financial condition; and

•	periodic financial and market conduct examinations performed by state insurance department examiners.

The failure to comply with these laws and regulations may also result in regulatory actions, fines and penalties, and in extreme cases, revocation of our ability to do business in a particular jurisdiction. In the past we have been fined by state insurance departments for failing to comply with certain laws and regulations. In addition, we may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.

Regulation may become more extensive in the future, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus materially and adversely affecting our business, financial condition, results of operations and prospects.

The National Association of Insurance Commissioners (“NAIC”) Creditor-Placed Insurance Model Act (“Model Act”) applies to insurance placed in connection with automobile loans and creates a legal framework within which creditor-placed insurance may be written and helps to maintain the separation between creditors and insurers.  It also serves to minimize the possibilities of unfair competitive practices in the sale of creditor-placed insurance. The Model Act has only been adopted by a few states, including Arkansas, Michigan, Mississippi and Tennessee, but other states have adopted regulations that cover creditor-placed insurance practices.  There could be an effort, especially from consumer groups, to expand the protections and breadth of the Model Act or similar regulations.  The NAIC Property and Casualty Insurance Committee is currently reviewing the Model Act and may make recommendations for changes later in 2015.  If changes are made to the Model Act or similar regulations that adversely affect our Lender Services business, then our business, financial condition, results of operations and prospects could be materially and adversely affected.

In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the property and casualty insurance business. However, Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The FIO initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to the U.S. Department of the Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities. Each year the FIO also releases an annual report on the insurance industry (‘Annual Report”), with its latest Annual Report released on September 24, 2014. The Annual Report restated many of the recommendations made in the Report along with providing an overview of the financial performance and condition of the U.S. insurance industry and outlining a number of insurance industry and regulatory developments from the past year. We cannot predict what impact, if any, this guidance or any new legislation would have on our business, financial condition and results of operations. See “Business—Regulation—Federal and State Legislative and Regulatory Changes” in Item 1 of this report.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to satisfy our obligations.

We are a holding company and conduct our business operations through our various subsidiaries. Our principal sources of funds are payments from our subsidiaries, income from our investment portfolio and funds that may be raised from time to time in the capital markets. We will be largely dependent on amounts from our subsidiaries to pay principal and interest on any indebtedness that we may incur, to pay holding company operating expenses, to make capital investments in our other subsidiaries and to pay dividends on our common stock.

Our insurance subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends, including in their states of domicile, Texas and Delaware.  In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay shareholder dividends generally or as a condition to issuance of a certificate of authority. See “Business—Regulation—State Insurance Regulation” in Item 1 of this report.

We may require additional capital in the future and such additional capital may not be available to us, or only available to us on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations and initial capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financings or curtail our growth and reduce our assets. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our shareholders and in the amounts that we require, or at all. If we cannot obtain adequate capital, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, the terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future.

The rates we charge under the policies we write in our Program Services segment and our Lender Services segment are subject to prior regulatory approval in most of the states in which we operate.

In most of the states in which we operate, we must obtain prior regulatory approval of insurance rates charged to our insureds and our clients’ insureds, including any increases in those rates. If we are unable to receive approval for the rate changes we request, or if such approval were delayed, our ability to operate our business in a profitable manner may be limited and our financial condition, results of operations, and liquidity may be adversely affected.

The effects of emerging claim and coverage issues on our business are uncertain and negative developments in this area could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may materially and adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. Changes of this nature may expose us to higher claims than we anticipated when we wrote the underlying policy. Unexpected increases in our claim costs many years after policies are issued may also result in our inability to recover from certain of our reinsurers the full amount that they would otherwise owe us for such claims costs because certain of the reinsurance agreements covering our business include commutation clauses that permit the reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities. In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend the statutes of limitations or otherwise repeal or weaken tort reforms could have an adverse impact on our business. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could be harmful to our business and have a material adverse effect on our results of operations.

We rely on the use of credit scoring in pricing and underwriting certain of our insurance policies and any legal or regulatory requirements that restrict our ability to access credit score information could decrease the accuracy of our pricing and underwriting process and thus decrease our ability to be profitable.

We use credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling for laws and regulations to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in a large number of states in which we operate, could impact the integrity of our pricing and underwriting process, which could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time.

Assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds, and other mandatory pooling arrangements for insurers may reduce our profitability.

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insured parties as the result of impaired or insolvent insurance companies. In addition, as a condition to the ability to conduct business in various states, our insurance subsidiaries must participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

The effects of litigation on our business are uncertain and could have a material and adverse effect on our business, financial condition, results of operation and prospects.

Although we are not currently involved in any material litigation with our clients or insureds, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.

Risks Related to Our Common Stock

Our revenues and results of operations may fluctuate due to the factors beyond our control, which could cause the price of our common stock to be volatile.

Our common stock has recently been listed on the NASDAQ Global Select Market under the symbol “SNC”.  Our performance, as well as government regulatory action, interest rates and general market conditions, could have a significant impact on the future market price of our common stock.  Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

•	our operating results in any future quarter not meeting the expectations of market analysts or investors;

•	reductions in our earnings estimates by us or market analysts;

•	publication of negative research or other unfavorable publicity or speculation in the press or investment community about our company or the insurance industry in general;

•	increases in interest rates causing investors to demand a higher yield or return on investment than an investment in our common stock may be projected to provide;

•	changes in market valuations of similar companies;

•	additions or departures of key personnel;

•	changes in the economic or regulatory environment in the markets in which we operate;

•	the occurrence of any of the other risk factors presented in this report; and

•	general market, economic and political conditions.

Prior to the completion of the private placement, we were treated for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code, and claims of taxing authorities related to our prior status as an “S” corporation could harm us.

Upon completion of the private placement, our parent company’s “S” corporation status terminated, and State National became treated as a “C” corporation under “Subchapter C” of the income tax provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its shareholders. If the open tax years in which State National was treated as an “S” corporation were audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our “S” corporation status, we will be obligated to pay back taxes, interest and penalties, and we do not have the right to reclaim tax distributions that we have made to our shareholders during those periods. These amounts could include taxes on all of our taxable income while State National was treated as an “S” corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We have entered into a tax indemnification agreement with our former “S” corporation shareholders and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of the private placement.

In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our “S” corporation status, persons who held shares of our common stock during the time in which it was treated as an “S” corporation could be liable for additional income taxes for those prior periods. Therefore, prior to the completion of the private placement we entered into a tax indemnification agreement with our shareholders, who we refer to as our former “S” Corporation Shareholders. Pursuant to the tax indemnification agreement, we will pay each such shareholder on an after-tax (or grossed-up) basis the amount of additional income taxes plus interest and penalties due as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of our parent company with respect to taxable periods during which it filed as an “S” corporation. The payments we could be required to make will be reduced by certain tax benefits that may be available to our former “S” Corporation Shareholders as a result of such adjustments. Such payments will also include any reasonable out-of-pocket expenses incurred by the former “S” Corporation Shareholders arising out of a claim for such tax liability.

In order to comply with the requirements of being a public company, we have enhanced and are enhancing certain of our corporate and financial processes, which requires significant company resources and management attention.

As a new public company with listed equity securities, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), periodic reporting requirements of the Exchange Act and other regulations of the SEC and the requirements of the NASDAQ Global Select Market, with which we were not required to comply as a private company.  In order to comply with these laws, rules and regulations, we have enhanced and are enhancing certain of our corporate processes, which requires us to incur significant legal, accounting and other expenses.  These efforts will also require a significant amount of time from our board of directors and management, possibly diverting their attention from the implementation of our business plan and growth strategy.

We have made, and will continue to make, changes to our corporate governance standards, disclosure controls, financial reporting and accounting systems to meet our obligations as a public company.  We cannot assure you that the changes we have made and will continue to make to satisfy our obligations as a public company will be successful, and any failure on our part to satisfy these obligations could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potential litigation.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on the Company’s stock price.

Section 404 of Sarbanes-Oxley and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting (subject to transition rules for newly public companies.) If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the price of our common stock.

We are an “emerging growth company” and are likely to remain one for some period of time.   As a result, our shareholders likely will not have the benefit of certain protective provisions that would otherwise apply to most public companies.

The JOBS Act became law in 2012.  The JOBS Act “IPO On-Ramp” provisions provide that companies with less than $1 billion of total annual gross revenues (“emerging growth companies”) will be exempted from certain disclosure requirements for up to five years following their initial public offerings.  An emerging growth company would be subject to reduced requirements during this period, including:

•	fewer years of required financial statements in its registration statement (two years compared to three years by non-emerging growth companies);

•	no requirement to present selected financial data for periods preceding the earliest audited period required to be presented in the registration statement for a company’s initial public offering;

•	exemption from the requirements under Section 404(b) of the Sarbanes-Oxley Act for auditor attestation relating to internal control over financial reporting;

•	grandfather provisions allowing a company to forgo compliance with new or revised financial statement or auditing requirements; and

•

reduced executive compensation disclosure, including reduction of the number of executive officers whose compensation is required to be described, fewer years of required disclosure, exemption from the requirement to include a compensation disclosure and analysis section and exemption from certain provisions of the Dodd-Frank Act relating to “say-on-pay,” “pay-for-performance,” comparative pay and golden parachutes.

As a result, for at least some period of years, our shareholders likely will not have the benefit of certain protective provisions and additional disclosures that would otherwise apply to most public companies.

Our senior executive officers and several of our directors may not be able to organize and effectively manage a publicly traded operating company, which could adversely affect our overall financial condition.

Our senior executive officers and a number of our directors have not served in those capacities with publicly traded operating companies and may not be successful in doing so. The demands of organizing and managing a publicly traded operating company are much greater than those relating to a private company, and some of our senior executive officers and directors may not be able to meet those increased demands. Failure to organize and effectively manage our business could materially and adversely affect our overall financial condition.

Future sales and issuances of shares of our capital stock may depress our share price.

We may in the future issue our previously authorized and unissued securities. We have an authorized capitalization of 150 million shares of our common stock and 10 million shares of preferred stock with such designations, preferences and rights as are contained in our charter or bylaws and as determined by our board of directors. Issuances of stock may result in dilution of our existing shareholders or a decrease in the per share price of our common stock. It is not possible to state the actual effect of the issuance of any shares of our preferred stock on the rights of holders of our common stock until our board of directors determines the specific rights attached to that class or series of preferred stock.

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the price prospective buyers are willing to pay for our common stock. Sales of a substantial number of shares of our common stock by us or our shareholders, or the perception that such sales could occur, may adversely affect the price prospective buyers are willing to pay for our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. See “Shares Available for Future Sale” for further information regarding circumstances under which additional shares of our common stock may be sold.

Provisions contained in our organizational documents, as well as provisions of Delaware law, contractual agreements and compensation arrangements, could delay or prevent a change of control of us, which could adversely affect the price of shares of our common stock.

Our bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions that:

•

provide that special meetings of our shareholders generally can only be called by the chairman of the board of directors, the chief executive officer, the president or by a resolution approved by our board of directors;

•

provide our board of directors the ability to issue undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may grant preferred holders super voting, special approval, dividend or other rights or preferences superior to the rights of the holder of common stock;

•	eliminate the ability of shareholders to act by written consent in lieu of a meeting;

•	provide our board of directors the ability to issue common stock and warrants within the amount of authorized capital; and

•

provide that shareholders seeking to bring business before our annual meeting of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, generally must provide timely advance notice of their intent in writing and certain other information not less than 90 days nor more than 120 days prior to the one-year anniversary of the date of the preceding year’s annual meeting of shareholders.

In addition, some of our agreements, such as our alliance agreement with CUNA Mutual, and some of our incentive plans contain change of control provisions.  In addition, we have certain severance agreements with executives that provide for payments following a change of control.

The provisions discussed above, alone or together, could delay hostile takeovers and changes of control of our company or changes in our management, even if such transactions would be beneficial to our shareholders.

As a Delaware corporation, we will also be subject to anti-takeover provisions of Delaware law. The Delaware General Corporation Law (“DGCL”) provides that shareholders are not entitled to cumulative voting rights in the election of directors unless a corporation’s certificate of incorporation provides otherwise. Our certificate of incorporation does not provide for cumulative voting in the election of directors.

In addition, we are subject to Section 203 of the DGCL, which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested shareholder” (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such shareholder became an interested shareholder, unless: (1) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the shareholder becoming an interested shareholder; (2) upon consummation of the transaction that resulted in the shareholder becoming an interested shareholder, the interested shareholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested shareholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of shareholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested shareholder.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for shares of our common stock. See “Description of Capital Stock—Certain Anti-Takeover Effects of Provisions of Our Organizational Documents and Delaware Law.”

Applicable insurance laws may make it difficult to effect a change of control of our company.

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the Company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries or file appropriate disclaimers.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.  See “Regulation—Holding Company Regulation—Change of Control.”

Future issuance of debt or preferred stock, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing shareholders, may adversely affect the market value of our common stock.

In the future, we may attempt to increase our capital resources by issuing debt or making additional offerings of equity securities, including bank debt, commercial paper, medium-term notes, senior or subordinated notes and classes of shares of preferred stock. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market value of our common stock and diluting their stockholdings in us.

Item 1B:Unresolved Staff Comments

None.

Item 2:Properties

We own the headquarters building and land at 1900 L. Don Dodson Drive in Bedford, Texas, which includes approximately 200,000 square feet of office space.

Item 3:Legal Proceedings

We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies.  We believe that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 4:Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Terry Ledbetter	62	Chairman of the Board of Directors and Chief Executive Officer since June 2014, President and a Director for over 15 years.
David Hale	61	Executive Vice President and Chief Financial Officer since 1995 and Chief Operating Officer since 2013.
John Pearson	59	Executive Vice President and National Sales Manager since 2005.
Trace Ledbetter	44	Executive Vice President of Service since 2014; prior thereto, Senior Vice President of Service since 1997.
David Cleff	48	Executive Vice President of Business Affairs since 2012, General Counsel since 2001 and Secretary since 2014.

Trace Ledbetter is the nephew of Terry Ledbetter.

All executive officers are elected by the board of directors and hold office until the board meeting held following the next annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal.

PART II

Item 5:Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SNC” on November 3, 2014.  As of March 25, 2015 there were approximately 373 holders of record of our common stock. This figure does not include beneficial owners who hold shares in the name of nominees.

In the quarter ended December 31, 2014, the high and low sales price of our common stock was $13.13 and $11.00, respectively, as reported on the NASDAQ Global Select Market.

Dividend Policy

Prior to the completion of the private placement, it was our policy to pay dividends to our shareholders. Historically, we elected for our parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code and our subsidiaries (other than our insurance subsidiaries and their intermediate holding company) to be pass-through entities for federal income tax purposes. We historically made periodic cash distributions to our shareholders that included amounts necessary for them to pay their estimated personal U.S. federal income tax liabilities relating to the items of our income, gain, deductions and losses. Upon completion of the private placement, State National became taxable as a “C” corporation and has discontinued the manner in which it previously made periodic distributions to its shareholders, including distributions to provide shareholders with funds to pay their estimated personal U.S. federal income tax liabilities.

The following table shows quarterly dividends that were paid on our common stock prior to the completion of the private placement with respect to the periods indicated.   The per share amounts set forth in the following table have been adjusted to give effect to the 736 for 1 stock split that we effected prior to the completion of the private placement. Accordingly, the per share amounts are presented to the nearest hundredth of a cent and are not representative of the amount of any future dividends we may pay.

Dividends Declared Per
Share
First Quarter 2013	$0.19
Second Quarter 2013	0.13
Third Quarter 2013	0.05
Fourth Quarter 2013	0.08
First Quarter 2014	0.34
Second Quarter 2014	0.14

We did not pay any dividend in the third quarter of 2014.  In the fourth quarter of 2014, we paid a cash dividend of a $0.01 per share.  On February 25, 2015 we declared a quarterly cash dividend of $0.01 per share. We currently intend to continue to provide for the payment of a $0.01 per share cash dividend on a quarterly basis.

The Company is a holding company and has no direct operations.  Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to pay dividends to us. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. However, our agency, T.B.A. Insurance Group, Ltd. (“TBA”), is not statutorily restricted from paying dividends to us.  In addition, future debt agreements may contain certain prohibitions or limitations on the payment of dividends. Any declaration and payment of dividends that may be approved by our board of directors will depend on many other factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal and regulatory requirements and other factors that our board of directors deems relevant.  Our board of directors may eliminate the payment of future dividends at its discretion, without notice to our shareholders.

Equity Compensation Plan Information

As of December 31, 2014, the 2014 Long-Term Incentive Plan (the “Plan”) was the only compensation plan under which securities of the Company were authorized for issuance.  The Plan was approved by the Company’s shareholders prior to the completion of the private placement.  The Company has no equity compensation plans that have not been approved by its shareholders.  The table below provides information as of December 31, 2014 with respect to the Plan.

	Number of shares of	Weighted-average	Number of shares of common
	common stock to be issued	exercise price of	stock remaining available for
	upon exercise of outstanding	outstanding options,	future issuance under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by shareholders	2,783,873	$10.00	1,585,627

Recent Sales of Unregistered Securities

On June 25, 2014, we completed the sale of an aggregate of 31,050,000 shares of our common stock in a private placement at an offering price of $10.00 per share, except for 575,000 shares that were sold to FBR Capital Markets & Co. (“FBR”), and an affiliate of FBR at a price per share of $9.30, representing the offering price per share sold to other investors less the amount of the initial purchaser’s discount or placement agent fee per share in the private placement. FBR acted as the initial purchaser of many of the shares sold in the private placement. FBR resold the shares it purchased as initial purchaser to “qualified institutional buyers,” as defined in Rule 144A of the Securities Act, or to certain persons outside of the United States in offshore transactions in reliance on Regulation S under the Securities Act. The remainder of the shares of common stock were offered by us pursuant to a private placement with FBR acting as placement agent, pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, to “accredited investors” as defined in Rule 501 under the Securities Act.

On June 25, 2014, we granted stock options to our officers covering an aggregate of 2,783,873 shares of our common stock with an exercise price of $10.00 and also granted 12,000 shares of restricted stock to our non-employee directors.

On July 9, 2014, we issued 38,500 shares of common stock under our 2014 Long-Term Incentive Plan to certain of our employees.

The issuances of the options and the restricted stock described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 under the Securities Act and in the case of the shares sold in the private placement, Section 4(a)(2) of the Securities Act and Rule 144A, Regulation S and Regulation D thereunder. The recipients of securities in each transaction exempt under Section 4(a)(2) of the Securities Act represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictions were affixed to the shares issued in each such transaction. The sales of these securities were made without general solicitation or advertising.

Item 6:Selected Financial Data

The following tables set forth our selected historical consolidated financial information for the periods ended and as of the dates indicated. These selected historical consolidated results are not necessarily indicative of results to be expected in any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

The income statement data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this report.  The income statement data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements that are not included in this report.

	For the years ended
	December 31,
($ in thousands, except for share information)	2014	2013	2012	2011	2010
OPERATING RESULTS
Gross written premium (1)	$1,034,125	$809,965	$634,821	$712,834	$668,353
Net written premium (1)	99,074	86,773	79,165	80,303	88,598

Premiums earned	96,650	84,378	78,096	81,974	90,244
Ceding fees (2)	45,732	32,898	32,379	30,455	31,010
Total revenues	154,527	128,503	122,123	124,749	132,589

Reconciliation of adjusted net income:
Net income	$11,013	$22,711	$15,882	$27,906	$26,040
Plus (less): Provision for income taxes to reflect change to C corporation status (3)	4,090	(6,938)	(2,980)	(6,779)	(5,762)
Less: Recognition of deferred tax asset upon conversion to C corporation (4)	14,279	—	—	—	—
Plus: Founder special compensation (5) (6)	11,203	6,311	6,749	443	4,929
Plus: Offering-related expenses (6)	5,524	—	—	—	—
Plus: Contract modification expense (6) (8)	11,132	—	—	—	—
Adjusted net income (7)	$28,683	$22,084	$19,651	$21,570	$25,207

FINANCIAL CONDITION
Total investments and cash and cash equivalents	$350,901	$252,686	$241,008	$228,933	$214,686
Reinsurance recoverables (9)	1,656,534	1,372,225	1,201,053	1,074,404	934,564
Total assets	2,091,764	1,690,951	1,497,528	1,366,412	1,214,400

Unpaid losses and loss adjustment expenses	1,209,905	1,016,641	975,708	806,125	706,291
Unearned premiums	480,124	386,279	253,638	293,924	257,546
Allowance for policy cancellations (10)	55,500	39,623	32,775	27,511	27,646
Subordinated debentures	44,500	52,000	52,000	52,000	52,000
Total shareholders’ equity	240,872	145,354	142,223	140,087	128,516

SHARE INFORMATION

Basic earnings per share	$0.28	$0.66	$0.46	$0.82	$0.76
Diluted earnings per share	0.28	0.66	0.46	0.82	0.76
Basic weighted average shares outstanding	39,383,641	34,176,896	34,176,896	34,176,896	34,176,896
Diluted weighted average shares outstanding	39,389,855	34,176,896	34,176,896	34,176,896	34,176,896

Cash dividends declared per common share	$0.49	$0.45	$0.42	$0.53	$0.23

(1)

The CPI premiums written presented in this document reflect the effects of the allowance for policy cancellations, including any adjustments related to re-estimation of the allowance.  As such, the CPI premiums written are those that we expect to earn, which we refer to as “stick premiums,” while those that are expected to cancel are included in the allowance for policy cancellations.

(2)

Ceding fees are fees we receive in the Program Services segment in exchange for providing access to the U.S. property and casualty insurance market and are based on the gross premiums we write on behalf of our GA and capacity provider clients. We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.  Typically, the reinsured policies have a term of one year.  Ceding commissions earned on Lender Services business are not included as ceding fees.  CUNA Mutual’s ceding commission is included as a partial offset to commission expense.

(3)

Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.  This adjustment represents estimated income taxes as if the Company had been treated as a C Corporation for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5%, 38.1%, 37.2%, 35.7%, and 35.5% for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)

As a result of the Company’s conversion to a C Corporation, the deferred tax asset increased by approximately $14.5 million primarily due to the effects of eliminating deferred tax balances on the insurance subsidiaries related to intercompany transactions. This excludes the tax effect related to contract modification expense as discussed in note (8) below.

(5)

During the periods presented, we made special compensation payments to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter, in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Following the completion of the private placement, we ceased paying founder special compensation.

(6)

Founder special compensation, offering-related expenses, and contract modification expense are shown net of the estimated tax benefit for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5%, 38.1%, 37.2%, 35.7%, and 35.5% for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(7)

Adjusted net income is considered a non-GAAP financial measure because it reflects the following adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP: the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented, and the exclusion (net of tax benefit) of the increase in the Company’s deferred tax asset as a result of the conversion to C Corporation status, the amount of founder special compensation and the non-recurring, infrequent or unusual offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted net income to evaluate core financial performance against historical results without the effect of these items.

(8)

In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded contract modification expense of $17.8 million, or $11.1 million net of tax benefit.

(9)

Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount that we are able to recover from our reinsurers or any collateral securing the liabilities. This could occur because the loss experience based on the policy terms is higher than expected or due to litigation, regulatory or other extra-contractual liabilities.  SNIC, NSIC, and USIC remain liable for unearned premiums and unpaid losses and loss adjustment expenses with respect to reinsurance ceded should the reinsurer be unable to meet its obligations. Management considers the possibility of a reinsurer becoming unable to meet its obligations as remote due to the reinsurers’ financial stability, A.M. Best Company rating, size, security funds available, and other factors as appropriate.

Following is a summary of these balances as of:

	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2014	2013	2012	2011	2010
Ceded unearned premiums	$456,754	$365,333	$235,088	$276,443	$238,394
Ceded loss and loss adjustment expense reserves	1,199,780	1,006,892	965,965	797,961	696,170
Total reinsurance recoverables	1,656,534	1,372,225	1,201,053	1,074,404	934,564
Secured reinsurance recoverables	(1,209,032)	(1,014,947)	(851,045)	(590,609)	(451,151)
Unsecured reinsurance recoverables	$447,502	$357,278	$350,008	$483,795	$486,413

(10)

An allowance for policy cancellations is provided for the estimated amount of return premiums and policy fees, net of commission expense and premium taxes that will be incurred on expected future policy cancellations associated with the Company’s CPI business. Premiums and cancellation data are accumulated by accounting month (month in which the premium was written/collected), lending institution and at the corporate level.  The estimation methodology utilizes actual cancellation rates (premium refunds divided by premiums written by accounting month) to determine expected future cancellations for that accounting month. The estimate for each accounting month decreases each subsequent month as actual refunds emerge.  While management believes the amounts included in the consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately refunded. The estimates are reviewed quarterly by management, and any changes are reflected in current operations.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Other Statements

This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. See “Note on Forward-Looking Statements” in Part I of this report.

Overview

We are a leading specialty provider of property and casualty insurance operating in two niche markets across the United States.  In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market in exchange for a ceding fee.  In our Lender Services segment, we specialize in providing collateral protection insurance, or CPI, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier (“fronting”) arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers. As such, this segment generates very large gross premium with little net premium (except for the run-off of the retained business as described below). In many cases, we hold significant collateral to secure the associated reinsurance recoverables. Furthermore, since the funds related to settling balances (premiums, commissions and losses) between the GAs and the reinsurers do not flow through the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts. In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

Our Lender Services segment generates premium primarily from providing collateral protection insurance, or CPI, to our credit union, bank and specialty finance companies.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan. Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan. Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.

Recent Developments

On June 25, 2014, we completed the sale of an aggregate of 31,050,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933, which we refer to in this report as the private placement, and received net proceeds of approximately $280.6 million. Of the net proceeds from the private placement, we used approximately (i) $190.6 million to purchase 21,030,294 shares of our common stock from certain of our shareholders pursuant to a stock redemption agreement we entered into with them prior to the private placement at a per share price equal to the net proceeds, after allocable expenses, per share that we received from the private placement, (ii) $17.8 million to make pre-tax payments to CUNA Mutual pursuant to the 2014 amendment to our Collateral Protection Alliance Agreement with CUNA Mutual to increase our retention of the business subject to the alliance and (iii) $50 million to contribute to the capital of our insurance subsidiaries. We intend to use the remainder of the net proceeds for general corporate purposes.

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

Factors Affecting Our Operating Results

Trending Market Opportunities. We believe that recently improved macroeconomic conditions, including the availability of alternative capital in the insurance industry and increasing automobile sales, should provide us with growth opportunities in both of our business segments.  We also believe that the increased role of capital markets alternatives to reinsurance, the capitalization of hedge fund-backed reinsurers and the growth of the off-shore reinsurance market generally should drive demand for our Program Services, as these firms typically do not have direct access to the U.S. market.

In our Lender Services business, we believe that organic growth from our existing lender clients is, and potential new business from banks and specialty finance companies will be, driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability.  We expect that growth in lenders’ portfolios will result in increased premium writings for us. However, with the increasing availability of credit, we expect the credit quality of borrowers to deteriorate, resulting in increased losses and loss ratios in our Lender Services business compared to losses and loss ratios we experienced during prior periods when credit was not as available and the credit quality of borrowers would be expected to be higher.  For the years ended December 31, 2014, 2013 and 2012, our net loss ratio was 42.0%,  37.3% and 33.9%, respectively.  We believe the credit quality of borrowers has declined over the last few years with the increasing availability of credit, and our loss ratio has increased consistent with this trend.  Also consistent with this trend, our policy cancellation experience increased while credit availability was limited as we believe higher credit quality borrowers tend to be more diligent in providing evidence of insurance to their lending institution.  If credit availability continues to increase, we expect our cancellation experience to return to historical levels, which will further increase our premium writings.

We have experienced additional demand in our Program Services segment from an increase in hedge fund sponsored reinsurers and other institutional risk investors.  One recent example of a significant program with an institutional risk investor is Nephila Capital Ltd. Nephila is a hedge fund with approximately $10 billion in assets under management that participates in the reinsurance market for catastrophe exposed property business.  Nephila is currently accessing the U.S. market through our insurance subsidiaries.  In addition, in 2014 we entered into an arrangement with Nephila under which we have granted Nephila the exclusive right to produce U.S. property insurance, predominantly in areas potentially affected by catastrophes, for us during 2015 and 2016.  Under this arrangement,  Nephila has agreed to produce minimum premiums written of $300 million for 2015 and $400 million for 2016, with equivalent minimum ceding fees paid to us on such amounts whether or not the minimum premium levels are produced, subject to our maintaining our “A” A.M. Best rating and potential reductions to the extent we do not have the authority to write the particular policies they desire to have written and they write such policies through other providers.    The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees” and “Critical Accounting Estimates—Minimum ceding fees.”

In addition, recent downgrades of certain insurance companies have, and we believe that future downgrades of other insurance companies will, create increased demand for our fronting services.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (MIG), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance Corporation.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  For 2013, we wrote gross premiums of $170 million under this program, for which we earned gross premiums of $64 million and ceding fees of $3.5 million.  For the year ended December 31, 2014, we wrote and earned approximately $268 million and $260 million, respectively, of gross premiums related to this program, for which we earned $14.3 million in ceding fees.  On December 30, 2014, Meadowbrook announced a proposed acquisition of Meadowbrook by Fosun International Limited, to be closed during the second half of 2015 after regulatory approval

and customary closing conditions.  It is unknown if Meadowbrook will seek to terminate our fronting arrangement.    If the fronting arrangement is terminated prior to June 30, 2016, we will earn at least the minimum ceding fees of $4.3 million payable in respect of the period July 1, 2015 to June 30, 2016.

Alliance with CUNA Mutual.  The Company’s alliance with CUNA Mutual that began in 2009 provides us access to a wider array of clients and added significant additional scale to our CPI business.  For the years ended December 31, 2014, 2013 and 2012, we have generated premiums earned of $40.7 million, $30.3 million and $25.2 million, respectively, through the alliance with CUNA Mutual. Prior to July 1, 2014, this business was subject to a 50% quota share agreement with CUNA Mutual.  In May 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange have made payments to CUNA Mutual totaling approximately $17.8 million, which payments may be adjusted somewhat based on net premiums and loss ratio for the 12-month period ending June 30, 2015.  In addition, the term of the alliance has been extended at least through July 31, 2018.

Run-off of the Retained Business.  In the past, the Company has participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  Most recently, from 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  As reflected in the “Program Services Segment—Results of Operations,” we recorded negative premiums earned for the years ended December 31, 2014 and December 31, 2013.  The negative premiums resulted primarily due to the novation of the three remaining active California programs (one in 2013 and two in 2012) in this run-off book of business and net policy refunds for a number of run-off accounts.  Most of the retained business was general liability business.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of December 31, 2014, we had net reserves of $3.1 million related to this business.

Subchapter S Corporation Status.  Prior to the completion of the private placement, we elected for our parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code and our subsidiaries (other than our insurance subsidiaries and intermediate holding company) to be pass-through entities for federal income tax purposes. As a result, prior to the completion of the private placement, the income for our parent company and pass-through subsidiaries was not subject to, and we did not pay, U.S. federal income taxes, and no provision or liability for federal or state income tax for our parent company and pass-through subsidiaries has been included in our consolidated financial statements.  The tax provision, assets and liabilities that are reflected in our consolidated financial statements for periods prior to the completion of the private placement represent those for our insurance subsidiaries, SNIC, NSIC, and USIC, and their intermediate holding company, State National Intermediate Holdings, Inc. (“SNIH”), as those entities were “C” Corporations.  Despite the Subchapter S corporation status, the impact of taxes on our parent company are included in the financial statements in that our shareholders were provided with the cash to pay the taxes that passed through to the shareholders.  Prior to the completion of the private placement, we made periodic cash distributions to our shareholders that have included amounts necessary for them to pay their estimated personal U.S. federal income tax liabilities relating to the items of our income, gain, deductions and losses that pass through to them.  Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our parent company became a “C” Corporation for U.S. tax purposes and became subject to a combined federal and state corporate income tax rate between approximately 35% and 38%. We invest a portion of our investment portfolio in tax-exempt municipal securities, which investment may have the effect of lowering our effective tax rate.

Founder Special Compensation.  Prior to the completion of the private placement, we paid special compensation to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter, in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Founder special compensation payments were discretionary and determined by the Company’s owners in the first or second quarter of the year in which they were made, based on current period considerations including capital position, estimated capital needs and liquidity, and earnings for the prior year.  We paid founder special compensation in the aggregate amount of $17.9 million, $10.2 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Following the completion of the private placement in June 2014, we ceased paying founder special compensation.

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

Loss and loss adjustment expenses.  Loss and loss adjustment expenses (“LAE”) include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. We record loss and LAE related to estimates of future claim payments based on historical experience. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. We revise our estimates as we receive additional information about claims and the total costs of settlement.

Commissions.  Commission expenses are primarily related to our Lender Services segment.  A significant portion of these amounts are paid to financial institutions as a means to reimburse the financial institution for costs associated with operating a CPI program. These commissions are partially offset by a 21% ceding commissions received under our quota reinsurance agreement with CUNA Mutual and the reimbursement we received from CUNA Mutual for 30% of the direct commission expense.  This quota share reimbursement rate changed to 30% from 50% for business written on or after July 1, 2014. The ceding commission compensates us for expenses, such as underwriting and policy acquisition expenses, that we incur in connection with the writing of the ceded business.

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

Stock-based compensation expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Stock-based compensation expense was approximately $2.0 million as of December 31, 2014, relating to stock options and stock grants that we granted to our management and employees in connection with the private placement, recognized on a pro rata basis over the vesting period.  Upon completion of the private placement, the Company made grants of non-qualified stock options to our executive officers to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors and 38,500 shares of stock to our employees.  The non-qualified stock options and restricted stock grants are classified as equity based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.  The stock grants made to employees were expensed at their fair value and had no vesting or performance requirements.

Minimum ceding fees.  Minimum ceding fees are fees we receive pursuant to contractual minimum premium requirements for certain of our programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces: 1) “premium related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall between the program’s contractual annual premium minimum and the amount of premium that we estimate will be written in the contract year, which fees are earned ratably in each quarter.

At the end of each quarter during the program contract year, we adjust the capacity fee based upon the re-estimated or actual amount of gross premiums that we expect will be written or that were written for that program for the full contract year.  If the estimated annual gross written premiums fall below the minimum contract level in a given period, capacity fees associated with the estimated premium shortfall for that period are earned in that period.  If the estimated annual gross written premiums equal or exceed the required minimum level for a given period, no capacity fees are recognized for that period, and the premium related fees are earned as the associated gross written premium is earned. In connection with our re-estimation process, if in a subsequent period we increase our estimate of the amount of gross premiums that we expect will be written under a program for the full contract year, we will reverse a portion of the capacity fees earned in a prior period.  Conversely, to the extent that we decrease our estimate of gross premiums, we will recognize capacity fees associated with the additional shortfall in the current period.

Other Measures and Ratios

Non-GAAP Measures

Adjusted pre-tax income.  Adjusted pre-tax income is considered a non-GAAP financial measure because it reflects the following adjustments to pre-tax income, which is the most directly comparable measure calculated in accordance with GAAP: the amount of founder special compensation and the non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted pre-tax income to evaluate core financial performance against historical results without the effect of these items.

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

For a reconciliation of these non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium. Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services. As a result, we are able to produce significant premium volume with only minimal operating expenses. In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  For the year ended December 31, 2014, our ratio of operating expenses to gross premiums written, or program gross expense ratio, was 1.2%.  For the three years ended December 31, 2014, this ratio has been in the range of 1.2% to 1.8%.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

Gross operating leverage. Gross operating leverage is the ratio of gross premiums written (including our Lender Services segment) to shareholder’s equity. A significant portion of our capital is used to support the gross premium produced in our Program Services segment. We  retain virtually no risk other than the credit risk of the capacity providers. We maintain strict credit underwriting standards, broad indemnification agreements and collateral requirements. Using this efficient model, we are able to generate significant gross written premiums on a relatively small amount of capital compared to our peers.  For the year ended December 31, 2014, our gross operating leverage ratio was 4.29 to 1. Our objective is to produce a total company gross operating leverage ratio of between 3 to 1 and 5 to 1 over time.

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net loss and LAE incurred to net premiums earned.  For the years ended December 31, 2014, 2013 and 2012, our net loss ratio was 42.0%,  37.3% and 33.9%, respectively.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment. Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than most traditional insurance products due to the labor and systems intensive process involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.    For the years ended December 31, 2014, 2013 and 2012, our net expense ratio was 47.3%, 47.8% and 57.5%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio.  For the years ended December 31, 2014, 2013 and 2012, our net expense ratio was 89.3%, 85.1% and 91.4%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity. One of the key financial measures that we use to evaluate our operating performance is return on average equity. We calculate return on average equity by dividing net income by the average GAAP equity. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios. Our financial leverage ratio at December 31, 2014 was 18.5%, reflecting the additional capital from the private placement. Our objective is to maintain a financial leverage ratio in the range of 20% to 40%.

Critical Accounting Estimates

Our consolidated financial statements include amounts that, either by their nature or due to the requirements of generally accepted accounting principles in the U.S. (GAAP), are determined using estimates and assumptions.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances.  While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.  We believe the items that require the most subjective and complex estimates are: unpaid losses and loss adjustment expense reserves, allowance for policy cancellations, unearned premium reserve, reinsurance recoverable, valuation of our investment portfolio, assessment of other-than-temporary impairments (OTTI), and minimum ceding fees.

We believe our accounting policies for these items are of critical importance to our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts.  For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements.

Unpaid losses and loss adjustment expenses

The liability for unpaid losses and LAE includes an estimate for claims reported and an additional liability for claims incurred but not reported at the balance sheet date, as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries.  Estimates are based upon past loss experience modified for current trends as well as economic, legal and social conditions.  Loss reserves are not discounted to present value, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates.  On a quarterly basis, we review our reserves for losses and LAE to determine whether further adjustments are required. Any resulting adjustments are included in the current period’s results.  Additional information regarding the judgments and uncertainties surrounding our estimated reserves for loss and LAE can be found in “Business—Loss Reserves” in Item 1 of this report.

Allowance for policy cancellations

An allowance for policy cancellations is provided for the estimated amount of return premiums and policy fees, net of commission expense and premium taxes that will be incurred on expected future policy cancellations associated with the Company’s business. Premiums and cancellation data are accumulated by accounting month (month in which the premium was written/collected), lending institution and at the corporate level.  The estimation methodology utilizes actual cancellation rates (premium refunds divided by premiums written by accounting month) to determine expected future cancellations for that accounting month. The balance for each accounting month decreases each subsequent month as actual refunds emerge.

While management believes the amounts included in the consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately refunded. The estimates are continually reviewed by management, and any changes are reflected in current operations.

Unearned premium

Unearned premium reserves represent the portion of premiums written applicable to the unexpired terms of the policies.  The Lender Services segment calculates this reserve after adjusting for anticipated policy cancellations.

Reinsurance recoverable

The recoverable for ceded unpaid losses and LAE includes an estimate for claims reported and an additional liability for claims incurred but not reported, based on the Company’s historical loss experience. While management believes the amounts included in the consolidated financial statements are adequate, such estimates may be more or less than the amount ultimately paid when the claims are settled. These estimates are reviewed and adjusted on a continuing basis, as necessary, as experience develops or as new information becomes known and such adjustments are included in current operations.  The recoverable for ceded premium reserves represent the portion of premiums written applicable to the unexpired terms of the policies.  The Lender Services segment calculates this reserve after adjusting for anticipated policy cancellations.

Investments

Investments are considered available-for-sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices from an independent pricing service and its third-party investment managers, using observable market information. The cost of securities sold is based on the specific identification method. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes and reported in other comprehensive income as a separate component of shareholders’ equity. Unrealized losses associated with the available-for-sale portfolio that are deemed to be other-than-temporary are charged to income in the period in which the other-than-temporary impairment is determined. Debt security premiums and discounts are amortized into earnings using the effective-interest method.

The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other-than-temporary. Fixed maturity securities that are determined to have other-than-temporary impairment and it is more likely than not the Company will sell before recovery of their amortized cost, are written down to fair value and the entire amount of the write-down is included in net income, net of realized investment gains. For all other impaired fixed-maturity securities, the impairment loss is separated into the amount representing the credit loss and the amount representing all other factors. The amount of impairment loss that represents the credit loss is included in net income, net of realized investment gains. The amount of the impairment loss that relates to all other factors is included in other comprehensive income. Equity securities that are determined to have other-than-temporary impairment are recognized in net income, net of realized investment gains.

The process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including, but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and whether the Company has the intent to sell the security or may be required to sell the security prior to its anticipated recovery. The Company reviews securities for other-than-temporary impairment internally and with its investment advisors.

Minimum ceding fees

Minimum ceding fees earned are based on estimates of annual premiums to be written for those programs that are subject to a minimum premium levels and related ceding fees.  These estimates are based upon various assumptions made regarding the production plans for the underlying program.  These assumptions are continually reviewed by management and the amount of annual premiums expected to be written are re-estimated each quarter.  As actual premiums emerge and revisions are made to earlier estimates, minimum ceding fees are earned or reversed and are reflected in current operations.

Consolidated Results of Operations	Year Ended
	December 31,
($ in thousands)	2014	2013	2012

Revenues:
Premiums earned	$96,650	$84,378	$78,096
Commission income	1,533	2,031	2,406
Ceding fees	45,732	32,898	32,379
Net investment income	4,841	4,901	5,525
Realized net investment gains	1,311	1,764	1,309
Other income	4,460	2,531	2,408
Total revenues	154,527	128,503	122,123

Expenses:
Losses and loss adjustment expenses	40,821	32,090	28,989
Commissions	3,882	2,378	2,922
Taxes, licenses, and fees	2,832	2,594	2,394
General and administrative	58,891	53,418	54,114
Founder special compensation	17,914	10,202	10,740
Offering-related expenses	8,833	—	—
Contract modification expense	17,800	—	—
Interest expense	2,237	2,323	2,427
Total expenses	153,210	103,005	101,586

Income before income taxes	1,317	25,498	20,537

Income taxes:
Current tax expense	11,514	4,845	3,860
Deferred tax expense (benefit)	(21,210)	(2,058)	795
	(9,696)	2,787	4,655
Net income	$11,013	$22,711	$15,882

Adjusted pre-tax income	$45,864	$35,700	31,277
Reconciliation of adjusted pre-tax income:
Pre-tax income	$1,317	$25,498	$20,537
Plus: Founder special compensation (1)	17,914	10,202	10,740
Plus: Offering-related expenses (2)	8,833	—	—
Plus: Contract modification expense (3)	17,800	—	—
Adjusted pre-tax income	$45,864	$35,700	$31,277

Adjusted net income	$28,683	$22,084	$19,651
Reconciliation of adjusted net income:
Net income	$11,013	$22,711	$15,882
Plus (less): Provision for income taxes to reflect change to C corporation status (4)	4,090	(6,938)	(2,980)
Less: Recognition of deferred tax asset upon conversion to C corporation (5)	14,279	—	—
Plus: Founder special compensation (1) (6)	11,203	6,311	6,749
Plus: Offering-related expenses (2) (6)	5,524	—	—
Plus: Contract modification expense (3) (6)	11,132	—	—
Adjusted net income	$28,683	$22,084	$19,651

(1)

During the periods presented, we made special compensation payments to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter in recognition of their service to our Company.  We refer to these as “founder special compensation.”  Following the completion of the private placement, we ceased paying founder special compensation.

(2)	Offering-related expenses are non-recurring expenses related to the Company’s private placement of common stock.

(3)

In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million.

(4)

Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.  This adjustment represents estimated income taxes as if the Company had been treated as a C Corporation for each period presented. The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5% for the year ended December 31, 2014 and 38.1% for the year ended December 31, 2013, respectively.

(5)

As a result of the Company’s conversion to a C Corporation, the deferred tax asset increased by approximately $14.3 million primarily due to the effects of eliminating deferred tax balances on the insurance subsidiaries related to intercompany transactions. This excludes the tax effect related to contract modification expense of $6.7 million.

(6)

Founder special compensation, offering-related expenses, and contract modification expense are shown net of the estimated tax benefit for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5% and 38.1% for the periods ended December 31, 2014 and 2013, respectively.

Consolidated Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Premiums earned.  Premiums earned increased by $12.3 million, or 14.5%, from $84.4 million for the year ended December 31, 2013 to $96.7 million for the year ended December 31, 2014. This increase was primarily due to an $11.8 million increase in Lender Services premiums earned. Contributing to this increase is growth in the loan portfolio of existing accounts driven primarily by rising automobile sales, higher average auto loan sizes and increasing credit availability, and growth relating to the increased retention of premium subject to the CUNA Mutual alliance.

Commission income.  Commission income decreased by $0.5 million, or 24.5%, from $2.0 million for the year ended December 31, 2013 to $1.5 million for the year ended December 31, 2014 primarily due to cancellation of an ancillary line program.

Ceding fees.  Ceding fees increased by $12.8 million, or 39.0%, from $32.9 million for the year ended December 31, 2013 to $45.7 million for the year ended December 31, 2014, primarily due to an increase in Program Services gross earned premium from $563.0 million for the year ended December 31, 2013 to $815.2 million for the year ended December 31, 2014 related to improvement from two sources.  First, one significant program experienced growth in 2014.  Second, another significant program was added in mid-2013 and generated a full year of earned premium in 2014.  We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Other income.  Other income increased by $1.9 million, or 76.2%, from $2.5 million for the year ended December 31, 2013 to $4.4 million for the year ended December 31, 2014.  This increase consists primarily of an early termination fee related to an operating lease.    In November 2013, the Company received an early termination notice from an unaffiliated third party relating to the operating lease between the parties. The early termination notice was in compliance with the terms of the lease. The Company recognized $1.5 million in lease termination fees in 2014 due to the early termination of the lease.  The lease was considered an operating lease through the early termination date of November 30, 2014. In addition, we recognized a gain of  $0.6 million for the year ended December 31, 2014 related to the auction and repurchase of one of the Company’s subordinated debentures.  The Company repurchased a $7.5 million subordinated debenture for $6.8 million.  This transaction resulted in a $0.6 million gain after deducting the unamortized portion of the initial issuance costs from the difference in the par value and the purchase price.

Losses and loss adjustment expenses.  Losses and LAE increased by $8.7 million, or 27.2%, from $32.1 million for the year ended December 31, 2013 to $40.8 million for the year ended December 31, 2014, which is partly the result of higher premiums earned. A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims. In addition, the net loss ratio on the Lender Services segment increased from 37.3% to 42.0% for the years ended December 31, 2013 and December 31, 2014, respectively.  This increase is primarily due to an increase in claims volume and severity.

Commissions.  Commissions increased by $1.5 million or 63.2%, from $2.4 million for the year ended December 31, 2013 to $3.9 million for the year ended December 31, 2014, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions related to the amendment to the CUNA Mutual alliance.

General and administrative expense.  General and administrative expense increased by $5.5 million or 10.2%, from $53.4 million for the year ended December 31, 2013 to $58.9 million for the year ended December 31, 2014, primarily due to an increase in direct personnel costs, including stock-based compensation expense incurred in 2014.  The Company did not have stock-based compensation expense in 2013.

Founder special compensation. Founder special compensation increased by $7.7 million or 75.6% from $10.2 million for the year ended December 31, 2013 compared to $17.9 million for the year ended December 31, 2014.  The increase in discretionary founder special compensation was primarily due to the favorable capital position and liquidity during the period as well as our expected liquidity needs prior to the completion of the private placement in 2014. This favorable position was partly due to the increased earnings achieved for 2013 as compared to 2012.  The assessment was made by the Company’s owners in the first and second quarters and was considered along with the capital needs for the coming periods.

Offering-related expenses. Offering-related expenses of $8.8 million at December 31, 2014 are non-recurring expenses associated with the private placement of the Company’s stock.

Contract modification expense. Contract modification expense of $17.8 million at December 31, 2014 is associated with the modification of the CUNA Mutual alliance agreement. The Company accrued the expense as of June 30, 2014 and paid the expense on July 8, 2014.

Current tax expense.    Current tax expense increased by $6.7 million, from $4.8 million for the year ended December 31, 2013 to $11.5 million for the year ended December 31, 2014, primarily due to a $7.2 million tax impact of the conversion of the Company’s tax status to a C Corporation.

Deferred tax expense (benefit). Deferred tax benefit increased by $19.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the recognition of a deferred tax benefit of $20.4 million resulting from the conversion of the Company’s tax status to a C Corporation.

Consolidated Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Premiums earned.  Premiums earned increased by $6.3 million, or 8.0%, from $78.1 million for the year ended December 31, 2012 to $84.4 million for the year ended December 31, 2013. This increase is primarily due to the growth in the loan portfolio of existing Lender Services accounts as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability. This was partially offset by the Program Services segment, which recorded a $2.1 million decrease in premiums earned resulting from the 2013 change that moved the remaining retained program to 100% ceded.

Commission income.  Commission income decreased by $0.4 million, or 15.6%, from $2.4 million for the year ended December 31, 2012 to $2.0 million for the year ended December 31, 2013 primarily due to a contingent commission earned on an ancillary Lender Services line in 2012.  Higher loss ratios eliminated the contingent commission in 2013.

Ceding fees.  Ceding fees remained substantially unchanged at $32.4 million for the year ended December 31, 2012 compared to $32.9 million for the year ended December 31, 2013 as the large programs added in 2013 had not yet begun to recognize a significant portion of written premiums as earned. We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro rata basis over the terms of the policies reinsured.

Net investment income.  Net investment income decreased by $0.6 million, or 11.3%, from $5.5 million for the year ended December 31, 2012 to $4.9 million for the year ended December 31, 2013.  This is primarily due to an overall decrease in bond yields.

Loss and loss adjustment expenses.  Loss and LAE increased by $3.1 million, or 10.7% from $29.0 million for the year ended December 31, 2012 to $32.1 million for the year ended December 31, 2013 partly due to the increased Lender Services premium as discussed above. The net loss ratio on the Lender Services segment increased from 33.9% for the year ended December 31, 2012 to 37.3% for the year ended December 31, 2013 causing a $5.7 million increase.  This was partially offset by a decrease in the Program Services segment of $2.6 million due to the run-off of the retained business.

Commission expense.  Commission expense decreased by $0.5 million, or 18.6%, from $2.9 million for the year ended December 31, 2012 to $2.4 million for the year ended December 31, 2013. This decrease is primarily caused by a $0.5 million decrease in the Lender Services segment as a result of an increase in commissions received under the CUNA Mutual quota share agreement and a decrease in contingent commissions of $0.1 million for two retained programs that are in run-off.

General and administrative expense.  General and administrative expense decreased $0.7 million, or 1.3%, from $54.1 million for the year ended December 31, 2012 compared to $53.4 million for the year ended December 31, 2013.  This variance is primarily attributable to the prospective adoption of ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts effective January 1, 2012.  This prospective adoption resulted in additional amortization expense of $2.9 million in 2012.  The decrease in the Lender Services segment was offset, in part, by an increase in the Program Services segment for deferred executive compensation expense recognized in 2013.

Income taxes. Income taxes decreased by $1.9 million, or 40.1% from $4.7 million for the year ended December 31, 2012 to $2.8 million for the year ended December 31, 2013 primarily due to the filing of amended returns related to a change in the apportionment method for Texas franchise tax.

Program Services Segment — Results of Operations	Year Ended
	December 31,
($ in thousands)	2014	2013	2012

Revenues:
Premiums earned	$(4)	$(501)	$1,600
Ceding fees	45,732	32,898	32,379
Other income	—	3	2
Total revenues	45,728	32,400	33,981

Expenses:
Losses and loss adjustment expenses	217	465	3,062
Commissions	2	389	482
Taxes, licenses, and fees	8	10	31
General and administrative	10,855	11,010	9,316
Total expenses	11,082	11,874	12,891

Income before income taxes	$34,646	$20,526	$21,090

Program gross expense ratio	1.2%	1.6%	1.8%
Gross premiums written	$909,501	$691,067	$530,621
Gross premiums earned	$815,189	$562,965	$573,859

Program Services Segment Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Premiums earned. The Company had virtually no premiums earned in the Program Services segment for the period ending December 31, 2014 compared to negative $0.5 million for the period ending December 31, 2013, which is due to the run-off of retained business.  We typically do not earn net premiums in this segment due to ceding 100% of the risk to reinsurers.

Ceding fees. Ceding fees increased by $12.8 million, or 39.0%, from $32.9 million for the year ended December 31, 2013 to $45.7 million for the year ended December 31, 2014, primarily due to an increase in Program Services gross earned premium from $563.0 million for the year ended December 31, 2013 to $815.2 million for the year ended December 31, 2014 related to improvement from two sources.  First, one significant program experienced growth in 2014.  Second, another significant program was added in mid-2013 and generated a full year of earned premium in 2014.  We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Loss and loss adjustment expenses. Loss and LAE decreased by $0.3 million from $0.5 million for the year ended December 31, 2013 to $0.2 million for the year ended December 31, 2014 due to run-off of retained business.

Commissions. Commissions decreased by $0.4 million primarily due to a prior year contingent commission expense on a run-off program.

Program Services Segment Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Premiums earned. Premiums earned decreased by $2.1 million, from $1.6 million for the year ended December 31, 2012 to negative $0.5 million for the year ended December 31, 2013.  This decrease resulted from reinsuring 100% of the risk to inception on the one remaining active retained program in 2013.

Ceding fees. Ceding fees remained substantially unchanged at $32.4 million for the year ended December 31, 2012 compared to $32.9 million for the year ended December 31, 2013, as the large programs added in late 2013 had not yet begun to generate a significant amount of gross premiums earned. Gross written premium increased from $530.6 million for the year ended December 31, 2012 to $691.1 million for the year ended December 31, 2013.

Loss and loss adjustment expenses. Loss and LAE decreased by $2.6 million from $3.1 million for the year ended December 31, 2012 to $0.5 million for the year ended December 31, 2013 due to the run-off of the retained business.

General and administrative expense. General and administrative expense increased by $1.7 million, or 18.2%, from $9.3 million for the year ended December 31, 2012 to $11.0 million for the year ended December 31, 2013.  This variance is primarily attributable to deferred executive compensation expense recognized in 2013.

Lender Services Segment — Results of Operations	Year Ended
	December 31,
($ in thousands)	2014	2013	2012

Revenues:
Premiums earned	$96,654	$84,879	$76,496
Commission income	1,533	2,031	2,406
Other income	1,266	1,101	945
Total revenues	99,453	88,011	79,847

Expenses:
Losses and loss adjustment expenses	40,604	31,625	25,927
Commissions	3,880	1,989	2,440
Taxes, licenses, and fees	2,824	2,584	2,363
General and administrative	38,995	36,020	39,193
Contract modification expense	17,800	—	—
Total expenses	104,103	72,218	69,923

Income (loss) before income taxes	$(4,650)	$15,793	$9,924

Adjusted pre-tax income	$13,150	$15,793	$9,924
Reconciliation of adjusted pre-tax income:
Pre-tax income (loss)	$(4,650)	$15,793	$9,924
Plus: Contract modification expense (1)	17,800	—	—
Adjusted pre-tax income	$13,150	$15,793	$9,924

Net loss ratio	42.0%	37.3%	33.9%
Net expense ratio	47.3%	47.8%	57.5%
Net combined ratio	89.3%	85.1%	91.4%

Gross premiums written	$124,624	$118,898	$104,200
Net premiums written	$99,079	$87,791	$78,024

(1)	In connection with the amendment to the alliance agreements with CUNA Mutual, we paid CUNA Mutual $17.8 million. As a result, we recorded non-recurring contract modification expense of $17.8 million.

Lender Services Segment Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Premiums earned. Premiums earned increased by $11.8 million, or 13.9%, from $84.9 million for the year ended December 31, 2013 to $96.7 million for the year ended December 31, 2014.  Contributing to this increase is growth in the loan portfolio of existing accounts driven primarily by rising automobile sales, higher average auto loan sizes and increasing credit availability, and growth relating to the increased retention of premium subject to the CUNA Mutual alliance.

Commission income.  Commission income decreased by $0.5 million, or 24.5%, from $2.0 million for the year ended December 31, 2013 to $1.5 million for the year ended December 31, 2014 primarily due to a cancellation of an ancillary line program.

Losses and loss adjustment expenses.  Losses and LAE increased by $9.0 million, or 28.4%, from $31.6 million for the year ended December 31, 2013 to $40.6 million for the year ended December 31, 2014, which is partly the result of higher premiums earned. A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims. The net loss ratio increased from 37.3% to 42.0% for the years ended December 31, 2013 and December 31, 2014, respectively.  This increase is also due to an increase in claims volume and severity.

Commissions.  Commissions increased by $1.9 million or 95.1%, from $2.0 million for the year ended December 31, 2013 to $3.9 million for the year ended December 31, 2014, primarily due to an increase in Lender Services premiums earned and a reduction to ceding commissions related to the amendment to the CUNA Mutual alliance.

General and administrative expense. General and administrative expense increased by $3.0 million, or 8.3%, from $36.0 million for the year ended December 31, 2013 to $39.0 million for the year ended December 31, 2014 primarily due to an increase in direct personnel cost.

Contract modification expense. Contract modification expense of $17.8 million at December 31, 2014 is associated with the modification of the CUNA Mutual alliance agreement. The Company accrued the expense as of June 30, 2014 and paid the expense on July 8, 2014.

Lender Services Segment Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Premiums earned. Premiums earned increased by $8.4 million, or 11.0%, from $76.5 million for the year ended December 31, 2012 to $84.9 million for the year ended December 31, 2013.  This increase is primarily due to the growth in the loan portfolio of existing accounts as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability.

Commission income. Commission income decreased by $0.4 million, or 15.6%, from $2.4 million for the year ended December 31, 2012 to $2.0 million for the year ended December 31, 2013 primarily due to a contingent commission earned on an ancillary Lender Services line in 2012.  Higher loss ratios eliminated the contingent commission in 2013.

Loss and loss adjustment expenses. Loss and LAE increased by $5.7 million, or 22.0% from $25.9 million for the year ended December 31, 2012 to $31.6 million for the year ended December 31, 2013 partly due to the increased premium as discussed above. A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims. The net loss ratio increased from 33.9% for the year ended December 31, 2012 to 37.3% for the year ended December 31, 2013. The variance is partly attributable to an increase in claims volume as the number of loans insured rises as credit becomes more readily available.  The variance is also due to an increase in claims severity.

Commission expense. Commission expense decreased by $0.4 million, or 18.5%, from $2.4 million for the year ended December 31, 2012 to $2.0 million for the year ended December 31, 2013. This situation occurred despite the increase in premiums earned due to partially offsetting commissions received under the CUNA Mutual quota share agreement.

Taxes, licenses and fees. Taxes, licenses and fees increased by $0.2 million, or 9.4%, from $2.4 million for the year ended December 31, 2012 to $2.6 million for the year ended December 31, 2013 which is directly related to the higher premium in 2013.

General and administrative expense. General and administrative expense decreased by $3.2 million, or 8.1%, from $39.2 million for the year ended December 31, 2012 to $36.0 million for the year ended December 31, 2013.  This variance is primarily attributable to the prospective adoption of ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts effective January 1, 2012.  This prospective adoption resulted in additional amortization expense of $2.9 million in 2012.

Corporate Segment — Results of Operations	Year Ended
	December 31,
($ in thousands)	2014	2013	2012

Revenues:
Net investment income	$4,841	$4,901	$5,525
Realized net investment gains	1,311	1,764	1,309
Other income	3,194	1,427	1,461
Total revenues	9,346	8,092	8,295

Expenses:
General and administrative	9,041	6,388	5,605
Founder special compensation	17,914	10,202	10,740
Offering-related expenses	8,833	—	—
Interest expense	2,237	2,323	2,427
Total expenses	38,025	18,913	18,772

Income (loss) before income taxes	(28,679)	(10,821)	(10,477)

Income tax expense (benefit)	(9,696)	2,787	4,655

Net income (loss)	$(18,983)	$(13,608)	$(15,132)

Adjusted pre-tax income (loss)	$(1,932)	$(619)	263
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$(28,679)	$(10,821)	$(10,477)
Plus: Founder special compensation (1)	17,914	10,202	10,740
Plus: Offering-related expenses (2)	8,833	—	—
Adjusted pre-tax income (loss)	$(1,932)	$(619)	$263

(1)

During the periods presented, we made special compensation payments to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter in recognition of their service to our Company.  We refer to these payments as “Founder special compensation.”  Following the completion of the private placement, we ceased paying Founder special compensation.

(2)	Offering-related expenses are non-recurring expenses related to the Company’s private placement of common stock.

Corporate Segment Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Realized net investment gains. Realized net investment gains decreased by $0.5 million, or 25.7% from $1.8 million for the year ended December 31, 2013 to $1.3 million for the year ended December 31, 2014 primarily due to lower gains in 2014 on sales of bonds, primarily industrial and miscellaneous Bonds.

Other income.  Other income increased by $1.8 million, or 123.8%, from $1.4 million for the year ended December 31, 2013 to $3.2 million for the year ended December 31, 2014.  This increase consists primarily of an early termination fee related to an operating lease.    In November 2013, the Company received an early termination notice from an unaffiliated third party relating to the operating lease between the parties. The early termination notice was in compliance with the terms of the lease. The Company recognized $1.5 million in lease termination fees in 2014 due to the early termination of the lease.  The lease was considered an operating lease through the early termination date of November 30, 2014.    In addition, we recognized a gain of  $0.6 million for the year ended December 31, 2014 related to the auction and repurchase of one of the Company’s subordinated debentures.  The Company repurchased a $7.5 million subordinated debenture for $6.8 million.  This transaction resulted in a $0.6 million gain after deducting the unamortized portion of the initial issuance costs from the difference in the par value and the purchase price.

General and administrative expense. General and administrative expense increased by $2.6 million, or 41.5%, from $6.4 million for the year ended December 31, 2013 to $9.0 million for the year ended December 31, 2014.  This is primarily due to stock-based compensation expense incurred in 2014.  The Company did not have stock-based compensation expense in 2013.

Founder special compensation. Founder special compensation increased by $7.7 million or 75.6% from $10.2 million for the year ended December 31, 2013 compared to $17.9 million for the year ended December 31, 2014.  The increase in discretionary founder special compensation was primarily due to the favorable capital position and liquidity during the period as well as our expected liquidity needs prior to the completion of the private placement in 2014. This favorable position was partly due to the increased earnings achieved for 2013 as compared to 2012.  The assessment was made by the Company’s owners in the first and second quarters and was considered along with the capital needs for the coming periods.

Offering-related expenses. Offering-related expenses of $8.8 million as of year ending December 31, 2014 are non-recurring expenses associated with the private placement of the Company’s stock.

Income tax (benefit) expense. Income taxes decreased by $12.5 million from $2.8 million expense for the year ended December 31, 2013 to $9.7 million benefit for the year ended December 31, 2014 from the conversion of the Company’s tax status to a C Corporation.

Corporate Segment Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Investment income. Investment income decreased by $0.6 million, or 11.3%, from $5.5 million for the year ended December 31, 2012 to $4.9 million for the year ended December 31, 2013.  This is primarily due to an overall decrease in bond yields.

Realized net investment gains. Realized net investment gains increased by $0.5 million, or 34.8% from $1.3 million for the year ended December 31, 2012 to $1.8 million for the year ended December 31, 2013 primarily due to gains on sales of bonds.

General and administrative expense. General and administrative expense increased by $0.8 million, or 14.0%, from $5.6 million for the year ended December 31, 2012 to $6.4 million for the year ended December 31, 2013.  This increase is primarily attributable to costs associated with positioning the Company for a potential liquidity transaction for shareholders.

Income tax (benefit) expense. Income taxes decreased by $1.9 million, or 40.1% from $4.7 million for the year ended December 31, 2012 to $2.8 million for the year ended December 31, 2013 primarily due to the filing amended returns related to a change in the apportionment method for Texas franchise tax.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return. We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit and short-term money market funds.  As of December 31, 2014, the yield on our fixed maturity and equity securities was 2.8%.  Convertible securities represent 5.3% of the portfolio. The average duration, excluding convertible securities, was 4.03 years and included  obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include preferred stock and common stock of U.S. corporations. Our investment portfolio is managed by Asset Allocation & Management Company, L.L.C and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors. We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$305,019	$6,228	$(1,336)	$309,911
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

	Cost or	Gross	Gross
December 31, 2013	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$178,901	$4,997	$(2,944)	$180,954
Total equity securities	1,340	964	(3)	2,301
Total investments	$180,241	$5,961	$(2,947)	$183,255

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2014, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$13,896	$14,042	4.53%
AAA	149,291	151,123	48.76%
AA, AA+, AA-	64,718	65,599	21.17%
A, A+, A-	37,306	38,322	12.37%
BBB, BBB+, BBB-	33,084	33,620	10.85%
BB+ and lower	6,724	7,205	2.32%
Total	$305,019	$309,911	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$12,874	$13,171
Due after one year through five years	73,499	74,507
Due after five years through ten years	90,534	92,012
Due after ten years	9,019	9,755
Residential mortgage-backed securities	96,610	97,671
Commercial mortgage-backed securities	22,483	22,795
	$305,019	$309,911

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)
Total equity securities	—	—	—	—	—	—
Total investments	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$65,450	$(2,157)	$10,816	$(787)	$76,266	$(2,944)
Total equity securities	—	—	168	(3)	168	(3)
Total investments	$65,450	$(2,157)	$10,984	$(790)	$76,434	$(2,947)

There were 143 and 141 securities at December 31, 2014 and December 31, 2013 respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired . Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value. Therefore, management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate. These deposits are fixed maturity securities at fair values totaling $36.9 million and $28.8 million at December 31, 2014 and December 31, 2013, respectively.

Fair value of financial instruments. ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 are all considered level 2 investments.

Liquidity

We are organized as a holding company with three domestic insurance company subsidiaries (“Insurance Subsidiaries”), as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. We pay claims using cash flow from operations and invest our excess cash primarily in fixed-income and, to a lesser extent, equity securities. We expect that projected cash flows from operations, as well as the net proceeds from the private placement that we contributed to our insurance subsidiaries, will provide us with sufficient liquidity to fund our anticipated growth, as well as to pay claims and operating expenses, and to pay interest on debt facilities and other holding company expenses for the foreseeable future.  However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.    We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $21.6 million and $15.6 million as of December 31, 2014 and 2013, respectively. In addition, we are able to generate substantial cash flow outside of our regulated insurance company subsidiaries through intercompany agency and management agreements between our insurance subsidiaries and our agency, TBA. TBA functions as a managing general agent for SNIC and NSIC in connection with the Lender Services segment, overseeing the underwriting of the CPI business.  In addition, under the management agreement TBA provides business development, financial monitoring and other oversight functions to our insurance subsidiaries.

The following table is a summary of our consolidated statements of cash flows:

	Year Ended
	December 31,
($ in thousands)	2014	2013	2012

Cash and cash equivalents provided by (used in):
Operating activities	$23,176	$33,856	$27,060
Investing activities	(127,975)	15,791	(11,464)
Financing activities	73,716	(15,295)	(14,176)
Net change in cash and equivalents	$(31,083)	$34,352	$1,420

Comparison of Years Ended December 31, 2014 and 2013

Net cash provided by operating activities was approximately $23.2 million for the year ended December 31, 2014, compared with $33.9 million provided by operating activities for the same period in 2013.  On July 8, we made payments totaling $17.8 million dollars to CUNA Mutual pursuant to the 2014 amendment of the alliance agreement.  In addition, the Company paid offering-related expenses of $8.8 million and had an increase in founder special compensation of $7.7 million as of December 31, 2014.  These increases in cash outflows are partially offset by increases in cash inflows related to premium and ceding fee growth through December 31, 2014.

Net cash used in investing activities was $128 million for the year ended December 31, 2014 while net cash provided by investing activities was $15.8 million for the year ended December 31, 2013.  The $128 million used in investing activities as of December 31, 2014 is primarily due to investing cash received from the private placement of the Company’s stock.

Net cash provided by financing activities was $73.7 million for the year ended December 31, 2014 compared to net cash used in financing activities of $15.3 million for the year ended December 31, 2013. In 2014, cash provided by financing activities increased due to the private placement of the Company’s stock, partially offset by the redemption of common shares of existing shareholders.  The net increase related to this activity is approximately $97 million.  The increase in dividends is primarily related to the payment of estimated taxes in the first and second quarters, which increased significantly for 2014 as the “S” Corporation taxable income increased for 2013 compared to 2012.  In addition, the Company repurchased one of its subordinated debentures at auction for $6.8 million.

Comparison of Years Ended December 31, 2013 and 2012

Net cash provided by operating activities was approximately $33.9 million for the year ended December 31, 2013, compared with $27.1 million provided by operating activities for the same period in 2012.  The increase of $6.8 million is directly related to the increase in net income for 2013 compared to 2012.

Net cash provided by investing activities was $15.8 million for the year ended December 31, 2013 while net cash used in investing activities was $11.5 million for the year ended December 31, 2012. For the year ended December 31, 2013, net cash from investing activities increased primarily due to purchasing short-term Treasury bills of $19.0 million at December 31, 2012.  These were sold or matured in 2013.

Net cash used in financing activities was $15.3 million for the year ended December 31, 2013 compared to net cash used in financing activities for the year ended December 31, 2012 of $14.2 million. In 2013, cash used by financing activities increased versus the comparable period in 2013 due to the increase in dividends paid.  The dividends are primarily related to the payment of “S” Corporation taxes which increased for 2013 as the “S” Corporation taxable income increased for 2013 compared to 2012.  The increase is not proportional to the increase in taxable income due to the estimated payment made in the first quarter of 2014 as described above.

Other Material Changes in Financial Position

	December 31,	December 31,
($ in thousands)	2014	2013
Selected Assets:
Accounts receivable from agents, net	$18,528	$17,306
Reinsurance recoverable on paid losses	1,200	880
Reinsurance recoverables	1,656,534	1,372,225
Goodwill and intangible assets, net	6,683	7,906
Deferred income taxes, net	23,864	3,728

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,209,905	$1,016,641
Unearned premiums	480,124	386,279
Allowance for policy cancellations	55,500	39,623
Deferred ceding fees	23,612	18,735
Subordinated debentures	44,500	52,000
Other liabilities	28,642	24,370

Accounts receivable from agents, net.  During the year ended December 31, 2014, accounts receivable from agents increased $1.2 million from December 31, 2013, as a result of an increase in gross premiums written for Program Services business due to the addition of new programs and new contracts added to existing programs.  This balance reflects ceding fees and premium taxes due as calculated on gross premium written.

Reinsurance recoverables.  During the year ended December 31, 2014, reinsurance recoverables increased $284.3 million from December 31, 2013, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and new contracts added to existing programs.  This balance reflects the receivable for ceded unearned premiums and ceded loss and LAE reserves.  The $284.3 million increase is reflected in both the unearned premiums and the loss and LAE reserves increases of $93.8 million and $193.3 million, respectively.

Deferred income taxes, net.  Deferred income taxes, net, increase of $20.1 million is primarily due to the termination of the parent company’s status as a Subchapter S corporation. The deferred tax asset recognized upon conversion to a C corporation primarily associated with the elimination of intercompany transactions was $19.3 million.

Deferred ceding fees.  Deferred ceding fees increased $4.9 million during the year ended December 31, 2014 from December 31, 2013, as a result of the increase in gross premiums written for Program Services business due to the addition of new programs and new contracts added to existing programs.  This balance reflects ceding fees that are deferred and earned as the underlying premium is earned as such this balance is directly related to the balance in unearned premium.

Allowance for policy cancellations.  Allowance for policy cancellations increased by $15.9 million in 2014 due primarily to higher gross CPI premiums written in 2014 and the amendment to the CUNA Mutual alliance on July 1, 2014.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are required.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the year ended December 31, 2014 and December 31, 2013 included upward revisions to prior year estimates of $4.2 million and $2.8 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net negative impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the year ended December 31, 2014 and 2013 was approximately $2.2 million and $1.6 million, respectively.

Other liabilities.  During the year ended December 31, 2014, other liabilities increased $4.3 million.  This is due to an increase in compensation payable and regulatory fees payable related to program growth.

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

All of the debentures mature between 2032 and 2034.  We currently have the option to call any or all of the debentures at par plus unpaid interest accrued, if any. The interest rate on the $17.5 million of the subordinated debentures issued in December 2002 is equal to the 3-month LIBOR plus 4.00%; the interest rate on the $12.0 million of the subordinated debentures issued in December 2003 is equal to the 3-month LIBOR plus 4.10%; and the interest rate on the $15 million of the subordinated debentures issued in May 2004 is equal to the 3-month LIBOR plus 3.80%.  Interest is set and payable quarterly. The three-month LIBOR at December 31, 2014, was 0.26%.

On October 8, 2014, we repurchased one of our subordinated debentures with a carrying value of $7.5 million for $6.8 million and recorded a gain of $0.6 million after deducting the unamortized portion of the initial issuance costs from the difference in the par value and the purchase price.  The debentures were issued on May 15, 2003 and accrued interest at LIBOR plus 4.10%.  This repurchase reduced the Company’s outstanding subordinated debentures to $44.5 million.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2014:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and LAE (1)	$1,209,905	$458,373	$458,857	$197,259	$95,416
Operating lease obligations	23	23	—	—	—
Employment agreement obligations	3,500	200	1,900	400	1,000
Debt and interest (2)	84,901	2,047	4,317	4,317	74,220
	$1,298,329	$460,643	$465,074	$201,976	$170,636

(1)

The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2014 and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimation process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Relating to Our Business—If we are unable to establish and maintain accurate loss reserves, our business, financial condition, results of operations and prospects may be materially and adversely affected.” for a discussion of the uncertainties associated with estimating loss and LAE in Item 1A of this report.

(2)

The interest related to the debt by period as of December 31, 2014 was as follows: $2.0 million—less than 1 year, $4.3 million—1 – 3 years, $4.3 million—3 – 5 years and $29.7 million—more than 5 years.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity Risk

Liquidity risk represents our potential inability to meet all payment obligations when they become due. We maintain sufficient cash and marketable securities to fund claim payments and operations.

Credit Risk

We are exposed to credit risk from potential losses arising principally from the financial condition of our third party reinsurers, and also from potential losses in our investment portfolio.  Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk generally be either (1) selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better, have $300 million in surplus and are a Texas or Delaware (for USIC) authorized reinsurer at the time we enter into the agreement, or (2) requiring that the reinsurer post substantial collateral to secure the reinsured risks.  Security can take the form of collateral (in the form of security posted with a trustee pursuant to a related agreement, or evergreen letter of credit), or guaranty by a related third party that we believe has the ability to pay.  The security amount is a function of the policyholder liabilities (unearned premiums, loss and LAE reserves or other amounts that is more representative of the amounts at risk). Excess security is required when a reinsurer does not meet the above financial requirements to provide a “cushion” for inadequate estimates of policyholder liabilities.  Unless there is some mitigating factor, we control the ability to set policyholder liability amounts for security purposes.

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

We had fixed-maturity securities with a fair value of $309.9 million and an amortized cost of $305 million as of December 31, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of December 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of December 31, 2014.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$271,803	$(38,108)	(0.12)%
200 basis point increase	284,398	(25,513)	(0.08)%
100 basis point increase	297,198	(12,713)	(0.04)%
No change	309,911	—	—
100 basis point decrease	322,192	12,281	0.04%
200 basis point decrease	333,912	24,001	0.08%
300 basis point decrease	345,773	35,862	0.12%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of December 31, 2014, we had $44.5 million of debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.5 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Item 8.Financial Statements and Supplementary Data

The financial statements and financial statement schedules required to be filed pursuant to this Item 8 are listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 and are filed as part of this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:Controls and Procedures

Disclosure Controls and Procedures

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

Management Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K.

Information regarding our directors is incorporated by reference from the information included under the caption “Proposal 1 Election of Directors” in our Proxy Statement for our Annual Meeting of Shareholders to be held May 20, 2015 (the “Proxy Statement”). We plan to file the Proxy Statement within 120 days after December 31, 2014.

Information regarding family relationships between directors and executive officers is incorporated by reference from the information included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Information required regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information regarding our audit committee and our audit committee financial expert is incorporated by reference from the information included under the caption “The Board, Its Committees and Its Compensation—Corporate Governance—Committees of the Board of Directors—Audit Committee” in the Proxy Statement.

Information regarding our Code of Business Conduct and Ethics for executive and financial officers and directors is incorporated by reference from the information included under the caption “The Board, Its Committees and Its Compensation—Corporate Governance—Code of Business Conduct and Ethics” in the Proxy Statement.

Item 11.Executive Compensation

Information regarding our executive compensation is incorporated by reference from the information included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement.

Information regarding Compensation Committee interlocks is incorporated by reference from the information included under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Information regarding the report of our Compensation Committee is incorporated by reference from the information included under the caption “Compensation Committee Report” in the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding our security ownership is incorporated by reference from the information included under the caption “Security Ownership of Management and Certain Beneficial Holders” in the Proxy Statement.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transaction is incorporated by reference from the information included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Information regarding the independence of our directors is incorporated by reference from the information included under the caption “The Board, Its Committees and Its Compensation—Corporate Governance—Director Independence” in the Proxy Statement.

Item 14.Principal Accountant Fees and Services

Information regarding our principal accountant and its fees is incorporated by reference from the information included under the caption “Independent Public Accountant” in the Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)

The financial statements and financial schedules listed in the accompanying Index to Financial Statements are filed as part of this report. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Exhibits: See Item 15(a).

(c)	Schedules: See Item 15(a).

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation of State National Companies, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)
4.1

Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-197441) filed on October 22, 2014)

4.2

Registration Rights Agreement, dated as of June 25, 2014, by and among the Company, FBR Capital Markets & Co. and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.1

Collateral Protection Alliance Agreement, by and between CUMIS Insurance Society, Inc. and State National Insurance Company, Inc., dated July 24, 2009, as amended by that certain First Amendment to Collateral Protection Alliance Agreement dated June 18, 2010, by that certain Second Amendment to Collateral Protection Alliance Agreement dated July 15, 2011, and by that certain Third Amendment to Collateral Protection Alliance Agreement dated May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.2

Indenture, by and between T.B.A. Insurance Group, Ltd., a Texas limited partnership, and State Street Bank and Trust Company of Connecticut, National Association, a national banking association organized under the laws of the United States of America, dated December 4, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.3

Indenture, by and between T.B.A. Insurance Group, Ltd., a Texas limited partnership, and Wilmington Trust Company, a Delaware banking corporation, dated December 16, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.4

Indenture, by and between T.B.A. Insurance Group, Ltd., a Texas limited partnership, and Wilmington Trust Company, a Delaware banking corporation, dated May 26, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.5

Severance Agreement, dated May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and David Hale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.6

Severance Agreement, dated May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and Terry Ledbetter (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

Exhibit Number	Exhibit Description

10.7

Separation and Consulting Agreement, dated as of May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and Lonnie Ledbetter (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.8

Bonus Agreement, dated May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and David Hale (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.9

Cash Performance Bonus Opportunity Agreement, dated as of June 1, 2013, by and between T.B.A. Insurance Group, Ltd. and David Hale, as amended by that certain Amendment to Cash Performance Bonus Opportunity Agreement dated May 20, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.10	2014 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)
10.11

Form of 2014 Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.12

Second Form of 2014 Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.13

Form of 2014 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.14	Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2014)
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1, the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101 INS	XBRL Instance Document (filed herewith)
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE NATIONAL COMPANIES, INC.
March 30, 2015	By:	/s/ Terry Ledbetter
Name: Terry Ledbetter Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Terry Ledbetter	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015
Terry Ledbetter
/s/ David Hale	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2015
David Hale
/s/ Gene Becker	Director	March 30, 2015
Gene Becker
/s/ Marsha Cameron	Director	March 30, 2015
Marsha Cameron
/s/ David King	Director	March 30, 2015
David King
/s/Fred Reichelt	Director	March 30, 2015

Fred Reichelt

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of State National Companies, Inc.

We have audited the accompanying consolidated balance sheets of State National Companies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State National Companies, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
March 30, 2015

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except for share and per share information)

	December 31,	December 31,
	2014	2013
Assets
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $305,019, $178,901, respectively)	$309,911	$180,954
Equity securities – available-for-sale, at fair value (cost – $1,419, $1,340, respectively)	2,642	2,301
Total investments	312,553	183,255

Cash and cash equivalents	38,348	69,431
Restricted cash and investments	6,597	6,800
Accounts receivable from agents, net	18,528	17,306
Reinsurance recoverable on paid losses	1,200	880
Deferred acquisition costs	1,036	1,095
Reinsurance recoverables	1,656,534	1,372,225
Property and equipment, net (includes land held for sale –$1,034, $1,034, respectively)	18,397	19,265
Interest receivable	1,795	1,333
Income taxes receivable	—	1,451
Deferred income taxes, net	23,864	3,728
Goodwill and intangible assets, net	6,683	7,906
Other assets	6,229	6,276
Total assets	$2,091,764	$1,690,951

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	December 31,	December 31,
	2014	2013
Liabilities
Unpaid losses and loss adjustment expenses	$1,209,905	$1,016,641
Unearned premiums	480,124	386,279
Allowance for policy cancellations	55,500	39,623
Deferred ceding fees	23,612	18,735
Accounts payable to agents	2,448	2,564
Accounts payable to insurance companies	4,399	5,285
Subordinated debentures	44,500	52,000
Income taxes payable	1,762	—
Other liabilities	28,642	24,370
Other payables, affiliate	—	100
Total liabilities	1,850,892	1,545,597

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 44,247,102 and 40,627,200 shares issued at December 31, 2014 and December 31, 2013, respectively)	44	41
Preferred stock, $.001 par value (10,000,000 and zero shares authorized at December 31, 2014 and December 31, 2013, respectively; no shares issued and outstanding at December 31, 2014 and December 31, 2013)	—	—
Additional paid-in capital	220,577	24,367
Retained earnings	16,108	128,830
Treasury stock (zero and 6,450,304 shares at cost at December 31, 2014 and December 31, 2013, respectively)	—	(10,000)
Accumulated other comprehensive income	4,143	2,116
Total shareholders’ equity	240,872	145,354
Total liabilities and shareholders’ equity	$2,091,764	$1,690,951

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Revenues:
Premiums earned	$96,650	$84,378	$78,096
Commission income	1,533	2,031	2,406
Ceding fees	45,732	32,898	32,379
Net investment income	4,841	4,901	5,525
Realized net investment gains	1,311	1,764	1,309
Other income	4,460	2,531	2,408
Total revenues	154,527	128,503	122,123

Expenses:
Losses and loss adjustment expenses	40,821	32,090	28,989
Commissions	3,882	2,378	2,922
Taxes, licenses, and fees	2,832	2,594	2,394
General and administrative	58,891	53,418	54,114
Founder special compensation	17,914	10,202	10,740
Offering-related expenses	8,833	—	—
Contract modification expense	17,800	—	—
Interest expense	2,237	2,323	2,427
Total expenses	153,210	103,005	101,586

Income before income taxes	1,317	25,498	20,537

Income taxes:
Current tax expense	11,514	4,845	3,860
Deferred tax expense (benefit)	(21,210)	(2,058)	795
	(9,696)	2,787	4,655
Net income	$11,013	$22,711	$15,882

Net income per share attributable to common shareholders:
Basic earnings per share	$0.28	$0.66	$0.46
Diluted earnings per share	0.28	0.66	0.46

Pro Forma (Unaudited):
Income taxes expense	$493	$9,725	$7,635
Net income	824	15,773	12,902
Basic earnings per share	0.02	0.46	0.38
Diluted earnings per share	0.02	0.46	0.38

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012

Net income	$11,013	$22,711	$15,882

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	3,998	(5,215)	1,646
Tax effect on unrealized holding gains (losses) during the period	(1,387)	1,773	(541)
Less: reclassification adjustments for realized gains included in net income	(898)	(1,273)	(1,003)
Tax effect on reclassification adjustments for realized gains included in net income	314	430	328
Other comprehensive income (loss)	2,027	(4,285)	430

Total comprehensive income	$13,040	$18,426	$16,312

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

Consolidated Statements of Shareholders’ Equity

 ($ in thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2012	$41	$24,367	$121,414	$(10,000)	$6,401	$142,223
Dividends paid	—	—	(15,295)	—	—	(15,295)
Net income	—	—	22,711	—	—	22,711
Other comprehensive loss, net of tax	—	—	—	—	(4,285)	(4,285)
Balance at December 31, 2013	41	24,367	128,830	(10,000)	2,116	145,354
Retirement of treasury stock	(7)	(9,993)	—	10,000	—	—
Issuance of common stock	31	289,291	—	—	—	289,322
Costs directly attributable to the issuance of common stock	—	(1,578)	—	—	—	(1,578)
Redemption of existing common stock	(21)	(190,574)	—	—	—	(190,595)
Stock-based compensation expense	—	2,012	—	—	—	2,012
Conversion from S corporation to C corporation tax status	—	107,052	(107,052)	—	—	—
Dividends paid	—	—	(16,683)	—	—	(16,683)
Net income	—	—	11,013	—	—	11,013
Other comprehensive income, net of tax	—	—	—	—	2,027	2,027
Balance at December 31, 2014	$44	$220,577	$16,108	$—	$4,143	$240,872

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Operating activities
Net Income	$11,013	$22,711	$15,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,993	4,717	4,746
Stock-based compensation	2,012	—	—
Bad debt expense	—	(14)	132
Deferred income taxes	(21,210)	(2,058)	795
Realized net investment gains	(1,311)	(1,764)	(1,309)
Realized gains on property and equipment	47	(30)	(121)
Realized gain on subordinated debenture repurchase	(610)	—	—
Changes in:
Restricted cash and investments	203	1,271	(1,791)
Accounts receivable from agents	(1,222)	(8,373)	3,533
Reinsurance recoverable on paid losses	(320)	41	58
Deferred acquisition costs	59	81	2,934
Reinsurance recoverables	(284,309)	(171,172)	(126,648)
Income taxes receivable	3,213	(1,740)	357
Interest receivable	(462)	(69)	117
Other assets	47	(859)	217
Unpaid losses and loss adjustment expenses	193,264	40,933	169,583
Unearned premiums	93,845	132,641	(40,286)
Allowance for policy cancellations	15,877	6,848	5,264
Deferred ceding fees	4,877	6,773	(1,907)
Accounts payable to agents	(116)	500	(5,351)
Accounts payable to insurance companies	(886)	1,209	1,550
Other liabilities	4,272	2,247	(598)
Other liabilities, affiliate	(100)	(37)	(97)
Net cash provided by operating activities	23,176	33,856	27,060

Investing activities
Purchase of investments	(170,250)	(46,836)	(53,256)
Proceeds from sale of investments	14,782	16,032	24,703
Proceeds from maturities and principal receipts	28,494	28,237	30,454
Purchase of short-term investments	—	—	(18,985)
Proceeds from sale of short-term investments	—	12,490	6,999
Proceeds from maturities of short-term investments	—	6,495	—
Proceeds from dispositions of property and equipment	981	46	507
Purchase of property and equipment	(1,982)	(673)	(1,886)
Net cash provided by (used in) investing activities	(127,975)	15,791	(11,464)

Financing activities
Dividends paid	(16,683)	(15,295)	(14,176)
Proceeds from issuances of common stock	289,322	—	—
Costs directly attributable to the issuance of common stock	(1,578)	—	—
Redemption of existing common stock	(190,595)	—	—
Repurchase of subordinated debentures	(6,750)	—	—
Net cash provided by (used in) financing activities	73,716	(15,295)	(14,176)

Net change in cash and cash equivalents	(31,083)	34,352	1,420
Cash and cash equivalents at beginning of period	69,431	35,079	33,659
Cash and cash equivalents at end of period	$38,348	$69,431	$35,079

Supplemental disclosures of cash flow information
Interest paid	$2,269	$2,277	$2,382
Taxes paid	$8,301	$6,584	$3,503

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which, as to our insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

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

Fair Value of Financial Instruments

Cash and Cash Equivalents:  The carrying amounts reported in the consolidated balance sheets approximate fair value.

Restricted Cash and Investments:  The carrying amounts reported in the consolidated balance sheets approximate fair value.

Short-term Investments:  The carrying amounts reported in the consolidated balance sheets approximate fair value.

Investments:  See Note 9 – “Fair Value Measurements”

Land held for sale:  The land held for sale is carried at fair value less expected selling costs.

Payables and Receivables:  Reinsurance recoverable on paid losses, reinsurance recoverables, agents’ balances receivable and payable, and payable to insurance companies are carried at cost, which approximates fair value.

Subordinated Debentures:  The amounts reported in the consolidated balance sheets are carried at par, which approximates their estimated fair value due to the floating interest rate provisions of the debt instruments.

Income taxes receivable/payable: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Other assets/liabilities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Short-Term Investments

Short-term investments represent investments with original maturities of more than three months but less than one year.

Restricted Cash and Investments

Restricted cash and investments are primarily comprised of deposits made by a reinsurer that cover losses for a program up to the contractual threshold. These fiduciary cash and investment balances are invested at the direction of the reinsurer for this program; accordingly, income earned on these balances inures to the benefit of the reinsurer.

Investments

Investments are considered available-for-sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices from an independent pricing service and its third-party investment managers, using observable market information. The cost of securities sold is based on the specific identification method. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes and reported in other comprehensive income as a separate component of shareholders’ equity. Unrealized losses associated with the available-for-sale portfolio that are deemed to be other-than-temporary are charged to income in the period in which the other-than-temporary impairment is determined. Debt security premiums and discounts are amortized into earnings using the effective-interest method.

The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other-than-temporary. Fixed maturity securities that are determined to have other-than-temporary impairment and it is more likely than not the Company will sell before recovery of their amortized cost, are written down to fair value and the entire amount of the write-down is included in net income, net of realized investment gains. For all other impaired fixed-maturity securities, the impairment loss is separated into the amount representing the credit loss and the amount representing all other factors. The amount of impairment loss that represents the credit loss is included in net income, net of realized investment gains. The amount of the impairment loss that relates to all other factors is included in other comprehensive income. Equity securities that are determined to have other-than-temporary impairment are recognized in net income, net of realized investment gains.

The process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including, but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and whether the Company has the intent to sell the security or may be required to sell the security prior to its anticipated recovery. The Company reviews securities for other-than-temporary impairment internally and with its investment advisors.

Deferred Acquisition Costs

Effective January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. The Company elected prospective application of this guidance (see Note 3 – Deferred Acquisition Costs).

Certain costs, primarily premium taxes, commissions, and general expenses that are directly related to the successful acquisition of new or renewal business are deferred to the extent recoverable from future premiums earned. Deferred

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

acquisition costs are amortized in proportion to the related unearned premium reserve over the terms of the related policies. Investment income is not included in the Company’s recoverability analysis of deferred acquisition costs.

Deferred Ceding Fees

Ceding fees that are associated with unearned premiums are established as a liability and amortized into income pro rata over the life of the underlying business.

Property, Equipment, and Depreciation

Property and equipment are recorded at cost and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (ranging from three to twenty years). The Company changed its capitalization threshold as of January 1, 2014 from $1 thousand to $5 thousand per item. Gains and losses on the disposition of fixed assets are determined on a specific asset identification basis and are included in net income. Land held for sale is carried at fair value less expected selling costs.

Goodwill and Intangible Assets

Goodwill is the difference between the purchase price in a business combination and the fair value of assets acquired and liabilities assumed, and is not amortized. Intangible assets include assets with a finite life, primarily customer relationships/lists, and are amortized over the estimated useful life of the asset in proportion to the expected benefit.

Goodwill is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is performed using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment.

In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

As of December 31, 2014, the Company performed the first step of its annual goodwill assessment for the individual reporting units to which goodwill is allocated and determined there is no impairment of goodwill.

The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments were recognized in 2014, 2013 or 2012.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses includes an estimate for claims reported and an additional liability for claims incurred but not reported, based on the Company’s historical loss experience. While Management believes the amounts included in the consolidated financial statements are adequate, such estimates may be more or less than the amount ultimately paid when the claims are settled. These estimates are continually reviewed and adjusted, as necessary, as experience develops or as new information becomes known; such adjustments are included in current operations.

Allowance for Policy Cancellations

An allowance for policy cancellations is provided for the estimated amount of return premiums and policy fees, net of commission expense and premium taxes that will be incurred on expected future policy cancellations associated with the Company’s CPI business. The allowance is based on the Company’s historical cancellation experience.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

While Management believes the amounts included in the consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately refunded. The estimates are continually reviewed by Management, and any changes are reflected in current operations.

Reinsurance

Reinsurance premiums, losses, and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

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

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements. There were no uncertain tax positions at December 31, 2014 and December 31, 2013.

Income Recognition

Premiums on CPI business are earned on a pro rata basis over the terms of the policies after taking into consideration the allowance for policy cancellations. Premiums on program business are earned on a pro rata basis over the terms of the policies. Ceding fees are earned on the same basis as the underlying premiums.

Program Business

In connection with writing program business, the Company enters into contractual agreements with both the producing general agents and the reinsurers, whereby the general agents and reinsurers are obligated to each other for payment of insurance amounts, including premiums, commissions, and losses. These funds do not flow through the Company, but are settled directly between the general agent and the reinsurer; accordingly, no receivables or payables are recorded for these amounts. All obligations of SNIC, NSIC, and USIC owed to or on behalf of their policyholders are recorded by the Company and, to the extent appropriate, offsetting reinsurance recoverables are recorded.

Pro Forma Financial Information (Unaudited)

On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  All of the Company’s entities are now considered C corporations. Pro forma amounts for income tax expense (benefit) and basic and diluted earnings per share have been presented assuming the

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Company’s effective tax rate of 37.5%,  38.1% and 37.2% for the periods ending December 31, 2014, 2013, and 2012, respectively.

Stock-based Compensation

Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period.  See Note 15 — “Stock-based Payments” for related disclosures.

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

In May 2014, the FASB issued an accounting standards update (ASU 2014-09), “Revenue from Contracts with Customers” (Topic 606). The core guidance of the ASU presents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that period.  Early adoption is not permitted under GAAP.  As insurance contracts are excluded from this ASU, the Company is currently evaluating what impact, if any, this ASU will have on our financial results and disclosures and which adoption method to apply.

In February 2013, the FASB issued an accounting standards update (ASU 2013-02), “Comprehensive Income” (Topic 220) that requires additional disclosures for amounts reclassified out of accumulated other comprehensive income by component. Additionally, significant amounts reclassified out of accumulated other comprehensive income must be disclosed by the respective line items of net income either on the face of the statement where income is presented or in the notes to the financial statements only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income should be cross-referenced to other disclosures required under GAAP that provide additional detail about the amounts. The impact of this disclosure on the Company’s financial statements is minimal.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$13,896	$195	$(49)	$14,042
Government agency	2,325	57	(9)	2,373
State and municipality	61,179	1,200	(27)	62,352
Industrial and miscellaneous	108,125	2,582	(460)	110,247
Residential mortgage-backed	96,610	1,825	(764)	97,671
Commercial mortgage-backed	22,483	339	(27)	22,795
Redeemable preferred stock	401	30	—	431
Total fixed-maturity securities	305,019	6,228	(1,336)	309,911

Equity securities
Non-redeemable preferred stock	1,407	806	—	2,213
Common stock	12	417	—	429
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

	Cost or	Gross	Gross
December 31, 2013	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$9,785	$216	$(146)	$9,855
Government agency	2,803	66	(29)	2,840
State and municipality	40,823	919	(557)	41,185
Industrial and miscellaneous	51,005	2,113	(460)	52,658
Residential mortgage-backed	65,622	1,397	(1,685)	65,334
Commercial mortgage-backed	8,462	276	(67)	8,671
Redeemable preferred stock	401	10	—	411
Total fixed-maturity securities	178,901	4,997	(2,944)	180,954

Equity securities
Non-redeemable preferred stock	1,191	614	(3)	1,802
Common stock	149	350	—	499
Total equity securities	1,340	964	(3)	2,301
Total investments	$180,241	$5,961	$(2,947)	$183,255

Investment securities are exposed to various risks such as interest rate, market, and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect the portfolio fair value in the near term.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$522	$(2)	$3,094	$(47)	$3,616	$(49)
Government agency	—	—	685	(9)	685	(9)
State and municipality	4,164	(10)	2,001	(17)	6,165	(27)
Industrial and miscellaneous	34,433	(418)	2,637	(42)	37,070	(460)
Residential mortgage-backed	15,491	(94)	19,428	(670)	34,919	(764)
Commercial mortgage-backed	2,528	(14)	694	(13)	3,222	(27)
Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$4,313	$(146)	$—	$—	$4,313	$(146)
Government agency	686	(29)	—	—	686	(29)
State and municipality	17,046	(557)	—	—	17,046	(557)
Industrial and miscellaneous	12,896	(424)	1,424	(36)	14,320	(460)
Residential mortgage-backed	28,564	(934)	9,392	(751)	37,956	(1,685)
Commercial mortgage-backed	1,945	(67)	—	—	1,945	(67)
Total fixed-maturity securities	65,450	(2,157)	10,816	(787)	76,266	(2,944)

Equity securities
Non-redeemable preferred stock	—	—	168	(3)	168	(3)
Total equity securities	—	—	168	(3)	168	(3)
	$65,450	$(2,157)	$10,984	$(790)	$76,434	$(2,947)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a continual review of its investments. Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies”.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices. There are 143 securities in an unrealized loss position at December 31, 2014. Over 95% of these investments are investment-grade at December 31, 2014. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value. Therefore, Management does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities during 2014, 2013, and 2012 were $14.8 million, $16.0 million, and $31.7 million respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table presents the Company’s gross realized gains (losses) for the periods ended December 31:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2014	2013	2012
Realized gains:
Fixed-maturity securities	$1,388	$1,861	$1,588
Equity securities	34	171	38
Gross realized gains	1,422	2,032	1,626
Realized losses:
Fixed-maturity securities	(92)	(149)	(99)
Equity securities	(19)	—	—
Other-than-temporary impairment losses on fixed-maturity securities	—	(119)	(218)
Gross realized losses	(111)	(268)	(317)
Net realized investment gains	$1,311	$1,764	$1,309

The Company had ten non-cash exchanges of investment securities for each of the periods ending December 31, 2014 and December 31, 2013.  Non-cash consideration received for these exchanges was $2.8 million and $2.0 million in 2014 and 2013, respectively.  Gains of $320 thousand and $139 thousand were recognized on these exchanges and are reflected in the “Realized net investment gains” balance shown on the consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of December 31, 2014:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$12,874	$13,171
Due after one year through five years	73,499	74,507
Due after five years through ten years	90,534	92,012
Due after ten years	9,019	9,755
Residential mortgage-backed securities	96,610	97,671
Commercial mortgage-backed securities	22,483	22,795
	$305,019	$309,911

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $1.2 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.40% of the Company’s total investments as of December 31, 2014. The Company does not hold own mortgage derivatives.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net investment income for the periods ended December 31, consists of the following:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2014	2013	2012

Interest on investments	$5,254	$5,202	$5,849
Dividends	135	107	85
Gross investment income	5,389	5,309	5,934
Investment expenses	(548)	(408)	(409)
Net investment income	$4,841	$4,901	$5,525

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (SNIC), National Specialty Insurance Company (NSIC) and United Specialty Insurance Company (USIC) are required to maintain deposits in various states where they are licensed to operate. These deposits are comprised of fixed-maturity securities at fair values totaling $36.9 million and $28.8 million at December 31, 2014 and December 31, 2013, respectively.

3. Deferred Acquisition Costs

Effective January 1, 2012, the Company prospectively adopted ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. As a result of the adoption of this guidance, certain general and administrative costs that are not directly related to the successful acquisition of new or renewal business that were previously capitalized are no longer deferred. However, the Company continues to defer premium taxes, commissions and general expenses that are directly related to the successful acquisition of new or renewal business.

Deferred acquisition costs are as follows for the years ended December 31:

($ in thousands)	2014	2013	2012

Balance, beginning of year	$1,095	$1,176	$4,111
Capitalized costs	4,907	4,818	5,072
Amortization	(4,966)	(4,899)	(8,007)
Balance, end of year	$1,036	$1,095	$1,176

4. Property, Equipment, and Depreciation

The following is a summary of property, equipment, and depreciation at December 31:

($ in thousands)	2014	2013

Land held for use	$3,443	$3,473
Land held for sale	1,034	1,034
Building and improvements	15,127	15,371
Transportation equipment	1,578	2,399
Furniture and fixtures	3,208	3,243
Computer equipment and software	6,849	5,441
	31,239	30,961
Accumulated depreciation and amortization	(12,842)	(11,696)
Property and equipment, net	$18,397	$19,265

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Depreciation and amortization expense for 2014, 2013 and 2012 was $1.8 million, $1.9 million and $2.0 million, respectively.

On November 28, 2007, the Company purchased a tract of land with a plan to build a new home office building for its own use. During 2009, the Company classified this land as held for sale, since it had abandoned its plan to build a new home office and purchased an existing building for its own use. Gains of $454 thousand, $30 thousand and $121 thousand were recognized at December 31, 2014, 2013 and 2012, respectively, from the sale of property and equipment.

5. Goodwill and Intangible Assets

($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014
Goodwill	$2,565	$—	$2,565
Customer relationships/lists	20,450	(16,332)	4,118
Non-compete agreement	3,339	(3,339)	—
	$26,354	$(19,671)	$6,683

December 31, 2013
Goodwill	$2,565	$—	$2,565
Customer relationships/lists	20,450	(15,567)	4,883
Non-compete agreement	3,339	(2,881)	458
	$26,354	$(18,448)	$7,906

As of December 31, 2014 and 2013, goodwill of $2.1 million is attributable to our Program segment and $450 thousand is attributable to the Lender segment.  Definite-lived intangible assets total $4.1 million and $4.9 million, net of amortization, as of December 31, 2014 and 2013, respectively, and are fully attributable to our Lender segment.

Customer relationships/lists are amortized based on discounted cash flow estimates over their expected useful lives of 15 years.  Amortization expense related to the customer relationships/lists was $765 thousand, $854 thousand, and $903 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.  The non-compete agreements are amortized based on the discounted cash flow estimates over their expected useful lives of five to nine years.  Amortization expense related to the non-compete agreements was $458 thousand, $481 thousand, and $505 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.

Expected amortization expense over the next five years for the Company’s definite-lived intangible assets is as follows: 2015 – $725 thousand; 2016 –$697 thousand; 2017 – $670 thousand; 2018 – $636 thousand; and 2019 – $253 thousand.

6. Subordinated Debentures

Between 2002 and 2004, the Company formed four business trusts (the Trusts) for the sole purpose of issuing, in private placement transactions, $52 million of trust preferred securities (TPS). In turn, the Trusts then used the proceeds thereof, together with the equity proceeds received from the Company upon their initial formation, to purchase $53.6 million of variable-rate subordinated debentures (TPS Debentures) issued by the Company. All voting securities of the Trusts are owned by the Company, and the TPS Debentures are the sole assets of the Trusts. The Trusts meet the obligations of the TPS with the interest and principal paid on the TPS Debentures. The Company does not have a variable interest in the Trusts and therefore does not consolidate the Trusts.

Subordinated debentures with a carrying value of $7.5 million were repurchased for $6.75 million (plus accrued interest of approximately $49 thousand) on October 8, 2014.  The debentures were issued on May 15, 2003 with an original maturity of May 15, 2033 and currently accrued interest at LIBOR plus 4.10%.  This transaction resulted in a gain of

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

approximately $610 thousand after deducting the unamortized portion of the initial issuance costs from the difference in the par value and the purchase price.

The following is a summary of the TPS Debentures at December 31:

($ in thousands)	2014	2013
Floating Rate Capital Securities at LIBOR plus 4.00%, issued December 4, 2002, maturing on December 4, 2032	$17,500	$17,500
Floating Rate Capital Securities at LIBOR plus 4.10%, issued May 15, 2003, repurchased October 8, 2014	—	7,500
Floating Rate Capital Securities at LIBOR plus 4.10%, issued December 16, 2003, maturing on January 8, 2034	12,000	12,000
Floating Rate Capital Securities at LIBOR plus 3.80%, issued May 26, 2004, maturing on May 24, 2034	15,000	15,000
	$44,500	$52,000

The TPS Debentures and the TPS are uncollateralized, do not require maintenance of minimum financial covenants, and carry nearly identical terms. The TPS mature based on the schedule above, but early redemption is allowed beginning five years after issue date. If the Company chooses to redeem before the stated maturity date, it must redeem on a normal quarterly interest payment date and in multiples of $1 thousand (and include accrued interest).

Interest is payable quarterly (see rates above) and set and paid quarterly. The three-month LIBOR rate at December 31, 2014, was 0.26%. Payment of interest may be deferred for up to 20 consecutive quarters; however, the Company may not declare or pay any dividends or distributions, nor make any guarantee payments or payments on fixed-maturity securities, unless senior in interest to the TPS Debentures. These same limitations apply during an event of default.

Debt issuance costs paid to placement agents with an initial cost of $1.3 million and $1.5 million are included in the consolidated financial statements in other assets, net of accumulated amortization of $486 thousand and $523 thousand at December 31, 2014 and 2013, respectively.  The debt issuance costs are being amortized over 30 years using the straight-line method, which approximates the effective interest method.

The Company has guaranteed that amounts paid to the Trusts under the TPS Debentures will be remitted to the holders of the TPS. These guarantees, when taken together with the obligations of the Company under the TPS Debentures, the indentures pursuant to which those debentures were issued, and the related trust agreements (including obligations to pay related trust costs, fees, expenses, debt, and other obligations for the Trusts other than with respect to the common and trust preferred securities of the Trusts), provide a full and unconditional guarantee of amounts due on the TPS.

7. Income Tax Provision

The shareholders previously consented to elections for certain entities in the Company to be treated as S Corporations under Internal Revenue Code Section 1362(a).  As a result of these elections, 2013 and 2012 federal income taxes are recorded only for State National Intermediate Holdings, Inc. (SNIH), SNIC, NSIC and USIC, as they remained C Corporations and filed a consolidated federal income tax return.  On June 25, 2014, the Company completed a private offering of common stock which resulted in termination of its S Corporation status.  As a result, the Company is taxed as a C Corporation and will file a consolidated short period federal income tax return with its subsidiaries for the period June 26 through December 31, 2014.  Income for the Company’s pass-through entities was taxed (for federal purposes) to the individual owners during 2012, 2013 and the short period January 1 through June 25, 2014.  The Company recorded a net deferred income tax benefit of $19.3 million related to this change in tax status.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The components of income tax expense for the years ended December 31 are as follows ($ in thousands):

2014
($ in thousands)	Federal	State	Total
Federal and state income tax expense (benefit)
Current	$10,827	$687	$11,514
Deferred	(21,156)	(54)	(21,210)
Total income tax expense (benefit)	$(10,329)	$633	$(9,696)

2013
($ in thousands)	Federal	State	Total
Federal and state income tax expense (benefit)
Current	$6,014	$(1,169)	$4,845
Deferred	(2,058)	—	(2,058)
Total income tax expense (benefit)	$3,956	$(1,169)	$2,787

2012
($ in thousands)	Federal	State	Total
Federal and state income tax expense
Current	$3,194	$666	$3,860
Deferred	795	—	795
Total income tax expense	$3,989	$666	$4,655

Deferred income taxes reflect the effect of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of the net deferred income tax asset are as follows at December 31:

($ in thousands)	2014	2013
Deferred income tax assets:
Allowance for policy cancellations	$19,425	$5,789
Unpaid losses and loss adjustment expenses	172	223
Deferred ceding fees	8,264	6,426
Management fee	3,702	4,746
Compensation	2,034	63
Intangible assets	273	—
Unrealized losses on fixed maturities and other investment securities	471	1,009
Write-down of other-than-temporarily impaired investment securities	254	253
Other	34	—
Total deferred income tax assets	34,629	18,509

Deferred income tax liabilities:
Unearned premiums	7,136	4,465
Unrealized gains on equity securities	428	214
Unrealized gains on fixed maturities and other investment securities	2,183	1,694
Deferred acquisition costs	363	4,539
Fixed assets	525	98
Contingent commissions	—	3,632
Other	130	139
Total deferred income tax liabilities	10,765	14,781
Net deferred income tax asset	$23,864	$3,728

No valuation allowance was recorded at December 31, 2014 and 2013, as the temporary differences disclosed above relate to deferred income tax assets that are more-likely-than-not to be realized in future years.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the second quarter of 2014, the Company revised its provision for income taxes to reflect a change in the federal statutory rate from 34.3% to 35.0%, effective January 1, 2014.  During 2013 and 2012, the Company computed its income tax provision using a 34.3% federal statutory tax rate as its taxable income was within the graduated rates of 34.0% to 35.0%.  A reconciliation of federal income tax expense computed by applying the federal statutory tax rate to income before federal income tax expense for the periods ended December 31 follows:

	2014		2013		2012
		Effective		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$461	35.0%	$8,746	34.3%	$7,044	34.3%
Exclusion of Subchapter S income	8,465	643.0	(4,478)	(17.6)	(2,800)	(13.6)
Change in tax status	(19,316)	(1,467.2)	—	—	—	—
Change in federal statutory rate	(75)	(5.7)	—	—	—	—
Accrual/adjustment prior year	174	13.2	(39)	(0.2)	2	—
Tax-exempt income	(304)	(23.1)	(275)	(1.1)	(247)	(1.2)
State income taxes	826	62.8	(1,205)	(4.7)	620	3.0
Meals and entertainment	61	4.6	36	0.1	34	0.2
Other	12	0.8	2	—	2	—
Total income tax expense (benefit)	$(9,696)	(736.6)%	$2,787	10.8%	$4,655	22.7%

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in general and administrative expenses. There were no penalties or interest recognized during 2014, 2013 and 2012.

The Company had no net operating loss or capital loss carry-forwards at December 31, 2014.

As of December 31, 2014, the Company’s U.S. federal income tax returns for tax years that ended December 31, 2011 through December 31, 2013, remain open under the normal three year statute of limitations and, therefore, are subject to examination by the Internal Revenue Service.

8. Reinsurance

Through unaffiliated general agents, SNIC, NSIC, and USIC write primarily commercial lines of business. This business is written pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are tripartite agreements executed by SNIC, NSIC, or USIC, the reinsurer, and the general agent. Substantially all of the risk associated with this business is borne by the reinsurer.  As compensation for writing this business, SNIC, NSIC, and USIC receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents. If the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.

As compensation for writing this business, SNIC, NSIC, and USIC receive ceding fees from the general agents and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents. If the general agent defaults on its obligation to pay these commissions (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.

In addition, the Company is party to a reinsurance agreement in which it cedes a percentage of certain CPI policies to CUMIS Insurance Society, Inc. (CUNA Mutual) and receives a ceding commission related to these policies.  On May 19, 2014, the company signed an amendment to alter certain provisions of the July 24, 2009 Alliance with CUNA Mutual.  The amendment, effective July 1, 2014, reduces CUNA Mutual’s quota share under the reinsurance agreement from 50% to 30% for all policies written on or after July 1, 2014 (see Note 18 – Commitments and Contingencies).

SNIC, NSIC, and USIC remain liable for unearned premiums and unpaid losses and loss adjustment expenses with respect to reinsurance ceded should the reinsurer be unable to meet its obligations. Management considers the possibility of a

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

reinsurer becoming unable to meet its obligations as remote due to the reinsurers’ financial stability, A.M. Best Company rating, size, security funds available, and other factors as appropriate. Following is a summary of these balances:

	December 31,	December 31,
($ in thousands)	2014	2013
Ceded unearned premiums	$456,754	$365,333
Ceded loss and loss adjustment expense reserves	1,199,780	1,006,892
Total reinsurance recoverables	1,656,534	1,372,225
Secured reinsurance recoverables	(1,209,032)	(1,014,947)
Unsecured reinsurance recoverables	$447,502	$357,278

The fair value of the collateral held by SNIC, NISC and USIC is approximately 163% of the secured reinsurance recoverables as of December 31, 2014.

9. Fair Value Measurements

Assets and liabilities reported in the consolidated financial statements at fair value are required to be classified according to a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into three levels. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•

Available-for-sale equity securities: Equity securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices or from its third-party investment managers.

Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$14,042	$—	$14,042
Government agency	—	2,373	—	2,373
State and municipality	—	62,352	—	62,352
Industrial and miscellaneous	—	110,247	—	110,247
Residential mortgage-backed	—	97,671	—	97,671
Commercial mortgage-backed	—	22,795	—	22,795
Redeemable preferred stock	—	431	—	431
Total fixed-maturity securities	—	309,911	—	309,911

Equity securities
Non-redeemable preferred stock	—	2,213	—	2,213
Common stock	—	429	—	429
Total equity securities	—	2,642	—	2,642
	$—	$312,553	$—	$312,553

December 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$9,855	$—	$9,855
Government agency	—	2,840	—	2,840
State and municipality	—	41,185	—	41,185
Industrial and miscellaneous	—	52,658	—	52,658
Residential mortgage-backed	—	65,334	—	65,334
Commercial mortgage-backed	—	8,671	—	8,671
Redeemable preferred stock	—	411	—	411
Total fixed-maturity securities	—	180,954	—	180,954

Equity securities
Non-redeemable preferred stock	—	1,802	—	1,802
Common stock	—	499	—	499
Total equity securities	—	2,301	—	2,301
	$—	$183,255	$—	$183,255

There was no Level 3 activity including gains or losses recognized purchases, or sales transaction during the periods ending December 31, 2014 and December 31, 2013.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between Level 1, Level 2, and Level 3 at December 31, 2014 and December 31, 2013.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10. Premiums Earned

Premiums earned consist of the following for the years ended December 31:

($ in thousands)	2014	2013	2012

Premiums written	$1,032,608	$806,732	$633,109
Premiums assumed	1,517	3,233	1,712
Premiums ceded	(935,051)	(723,192)	(555,656)
Net premiums retained	99,074	86,773	79,165
Change in net unearned premiums	(2,424)	(2,395)	(1,069)
Total premiums earned	$96,650	$84,378	$78,096

Premiums assumed as a % of net premiums retained	1.5%	3.7%	2.2%

Premiums written for CPI include an allowance for return premiums and policy fees related to expected future policy cancellations. Original estimates are adjusted as the policies develop and additional information becomes known regarding actual cancellation rates.

11. Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses consist of the following for the years ended December 31:

($ in thousands)	2014	2013	2012

Direct losses and loss adjustment expenses	$714,708	$561,347	$729,138
Assumed losses and loss adjustment expenses	2,469	193	6,521
Ceded losses and loss adjustment expenses	(676,356)	(529,450)	(706,670)
Total net losses and loss adjustment expenses	$40,821	$32,090	$28,989

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Activity in the liability for unpaid losses and loss adjustment expenses at December 31, is summarized as follows:

($ in thousands)	2014	2013	2012

Balance at January 1	$1,016,641	$975,708	$806,125
Reinsurance recoverables	(1,006,892)	(965,965)	(797,961)
Net balance at January 1	9,749	9,743	8,164

Incurred related to:
Current year	41,314	33,163	28,894
Prior year	(493)	(1,073)	95
Total incurred	40,821	32,090	28,989

Paid related to:
Current year	34,251	27,388	23,392
Prior year	6,194	4,696	4,018
Total paid	40,445	32,084	27,410

Net balance at December 31	10,125	9,749	9,743
Reinsurance recoverables	1,199,780	1,006,892	965,965
Balance at December 31	$1,209,905	$1,016,641	$975,708

The estimate for ultimate losses incurred on a net basis related to prior years decreased by $0.5 million in 2014, decreased by $1.1 million in 2013, and increased by $0.1 million in 2012. The favorable development in 2014 is primarily due to $706 thousand favorable development in our Lender Services segment.  The favorable development in 2013 is primarily due to $1.5 million favorable development in our Lender Services segment, partially offset by unfavorable development of $0.4 million for our Program Services segment. The small unfavorable development in 2012 is the result of unfavorable development of $2.1 million for our Program Services segment, largely offset by favorable development of $2.0 million for our Lender Services segment. All of these changes were the result of the re-estimation of unpaid losses and loss adjustment expenses due to ongoing analyses of recent loss development trends as new data becomes available. We had no significant changes in reserving assumptions or methodologies. The net changes in 2014, 2013 and 2012, are the result of ongoing analysis of recent loss development trends. Original estimates are adjusted as additional information becomes known regarding individual claims.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12. Statutory Accounting

A reconciliation of the Company’s insurance subsidiaries’ (SNIC, NSIC, and USIC) shareholders’ equity and net income as of and for the years ended December 31 from Statutory Accounting Principles (SAP) to GAAP is as follows:

($ in thousands)	2014	2013
Per statutory basis	$215,842	$155,566
Adjustments for:
Allowance for return commissions	28,846	21,275
Allowance for policy cancellations	(23,672)	(16,644)
Commissions payable	14,105	10,597
Deferred acquisition costs	13,149	13,233
Deferred income taxes	(7,430)	(5,909)
Unrealized gain on investments available-for-sale	5,586	2,445
Management fees	(16,813)	(13,838)
Intangible assets	1,947	1,947
Nonadmitted assets	13	15
Other	16	145
Shareholders’ equity in accordance with GAAP	$231,589	$168,832

($ in thousands)	2014	2013	2012
Net income (insurance subsidiaries only):
Per statutory basis	$6,780	$5,047	$7,290
Adjustments for:
Allowance for return commissions	7,571	3,987	3,874
Allowance for policy cancellations	(7,028)	(2,551)	(927)
Commission expense	3,508	1,874	935
Deferred acquisition costs	(84)	1,952	3,259
Deferred income taxes	195	2,058	(795)
Management fees	(2,975)	(3,947)	(5,356)
Other	(129)	(38)	(30)
Net income in accordance with GAAP	$7,838	$8,382	$8,250

At December 31, 2014 and 2013, the amount of statutory capital and surplus for the consolidated insurance subsidiaries was $215.8 million and $155.6 million, respectively. At December 31, 2014 and 2013, minimum statutory capital and surplus required for SNIC, NSIC, and USIC was $5.0 million, $5.0 million and $750 thousand, respectively. The Texas Department of Insurance (the Department) requires approval for dividends from insurance subsidiaries that exceed statutory guidelines. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. At December 31, 2014, unrestricted net assets available for dividends were $21.6 million.

The Company is required to comply with the NAIC’s Risk-Based Capital (RBC) requirements. Under the RBC standards, risks specific to the Company in such areas as asset risk, insurance risk, interest rate risk, and business risk are evaluated and compared to the Company’s capital and surplus to determine solvency margins. In its calculation of risk-based capital for SNIC and NSIC, the Company has deducted amounts for which it holds collateral (either trust funds in the name of the Company or irrevocable letters of credit) for amounts recoverable from reinsurance companies. The Company believes this practice to be appropriate because the credit risk for the related reinsurance balances is virtually eliminated due to the protection provided by the collateral. This practice differs from NAIC annual statement instructions. There is no monetary effect on net income or statutory surplus from the use of this practice. If the Company had not used this practice, the RBC calculations would not have resulted in a regulatory event in 2014 or 2013.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At periodic intervals, the Department routinely examines the insurance subsidiaries’ statutory financial statements as part of its legally prescribed oversight of the insurance industry. Based on these examinations, regulators can direct that the statutory-basis financial statements be adjusted in accordance with their findings. The Texas Department of Insurance completed its examination of the December 31, 2006 through December 31, 2010, statutory-basis financial statements of NSIC and SNIC in 2012, with no significant findings reported. The Delaware Insurance Department also completed its examination of the December 31, 2006 through December 31, 2010, statutory-basis financial statements of USIC in 2012, with no significant findings reported.

13. Related-Party Transactions

The accompanying consolidated financial statements include other payables to an affiliate, Trace Air, Inc., in the amount of $100 thousand as of December 31, 2013.   The Company was party to an aircraft lease with Trace Air, Inc. with a term expiring in 2020.  Pursuant to the lease agreement, the Company leased the aircraft at a rate of $1,800 per hour of use, subject to a minimum monthly lease rate of $36 thousand.  In addition, the Company was responsible for operating and maintenance costs associated with the aircraft.  Under this agreement, we made aggregate payments to Trace Air, Inc. of $359 thousand, $692 thousand, and $687 thousand in 2014, 2013, and 2012, respectively.  This lease agreement was terminated following the completion of the private placement of company stock (See Note 20 — “Common Stock”).

In 2014, prior to the completion of the private placement, the Company transferred real estate and certain vehicles valued at $513 thousand, equally to Trace Ledbetter and Luke Ledbetter, which amounts were included in founder special compensation in the 2014 consolidated statement of income.

14. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers substantially all officers and employees who are at least 18 years of age. The Company is required to make a matching contribution of 50% of employees’ contributions, limited to 6% of eligible employees’ compensation. Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses is $1.1 million, $1.0 million and $937 thousand as of December 31, 2014, 2013, and 2012, respectively.

15. Stock-based Payments

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The weighted average exercise price of non-vested options at December 31, 2014 was $10.  The Company does not have any stock options exercisable in the financial statement periods presented.  The Company did not recognize cash flows upon exercise or vesting of stock-based awards in the financial statement periods presented.

On July 9, 2014 the company granted 38,500 shares of common stock to employees under the 2014 Plan.  The fair value of the shares was determined based on the most recent trading price of the stock.

The Company measures compensation cost for stock awards at fair value and recognizes it over the service period for awards expected to vest.  Total stock-based compensation expense related to stock options and stock grants for the year ended December 31, 2014 was $2.0 million.  There was no stock-based compensation expense for the years ending December 31, 2013 and 2012.  Total recognized tax benefit related to the stock options and stock grants was $688 thousand the year ended December 31, 2014.  There was no recognized tax benefit related to stock options and stock grants for the years ended December 31, 2013 and 2012.

As of December 31, 2014, there was $7.5 million of total unrecognized compensation cost related to non-vested share-based compensation grants.   This unrecognized compensation is expected to be recognized over a weighted-average period of two years.  The Company does not use multiple share-based payment arrangements.

16. Concentration of Risk

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly, and Management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

A significant portion of the Company’s writings occurs in California, New York, Texas, Florida and New Jersey. Two customers comprised approximately 5% of the Company’s CPI writings at December 31, 2014. Three reinsurers represent approximately 56% of the Company’s unsecured reinsurance recoverables at December 31, 2014.

17. Leases

The Company previously leased a portion of its home office building to an unaffiliated third party under the terms of an operating lease. Rental income for the years ended December 31, 2014, 2013 and 2012 is $2.1 million, $1.4 million and $1.3 million, respectively.

In November 2013, the Company received an early termination notice from the unaffiliated third party relating to the operating lease between the parties. The early termination notice was in compliance with the terms of the lease. The Company recognized $1.5 million in lease termination fees in 2014 due to the early termination of the lease.  The lease was considered an operating lease through the early termination date of November 30, 2014.

18.  Commitments and Contingencies

The Company is involved in various legal proceedings incidental to its normal business activities. Management of the Company does not anticipate that the outcome of such legal actions will have a material effect on the Company’s consolidated financial position or results of operations.

SNIC, NSIC, and USIC are subject to assessments from various insurance regulatory agencies related to insurance company insolvencies. Management is not aware of any material assessments for which notice has not yet been received. However, to the extent that such assessments are made, the Company has the contractual right to recover these amounts from the underlying reinsurers.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In July 2009, the Company formed a Collateral Protection Alliance (the Alliance) with CUMIS Insurance Society, Inc., a subsidiary of CUNA Mutual, to administer and write CPI business for their customers. The Alliance includes an agency agreement and a reinsurance agreement whereby the Company ceded 50% of the business back to CUNA Mutual. The Company did not account for the Alliance as a business combination because it did not result in a change of control. In connection with the Alliance, the Company has a purchase option and CUNA Mutual has a put option, whereby the Company is obligated to purchase CUNA Mutual’s right to participate in future program business in the event of termination of the Alliance at a specified price.

On May 19, 2014, the company signed an amendment to alter certain provisions of the July 24, 2009 Alliance with CUNA Mutual related to the Company’s collateral protection business.  The amendment, effective July 1, 2014, reduced CUNA Mutual’s quota share percentage under the reinsurance agreement from 50% to 30% for all policies written on or after July 1, 2014.  In addition, the term of the Alliance was extended through July 31, 2018, with an automatic three-year renewal (subject to the right of either party to give notice of nonrenewal); the termination rights for each party were modified, and the purchase price calculation was modified.

In consideration of these changes, State National accrued the expense of $17.8 million as of June 30, 2014 and made two payments to CUNA Mutual on July 8, 2014.  The first payment of $14.8 million is not subject to any future adjustments.  The second payment of $3.0 million is subject to potential future adjustment based upon the net premium and loss ratio for the 12-month period ending June 30, 2015, with any payment adjustment due on August 7, 2015.

19. Earnings Per Share

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. Earnings per share have been adjusted to reflect a 736 for one stock split in the form of a stock dividend on June 23, 2014.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands, except for per share amounts)	2014	2013	2012

Numerator for both basic and diluted earnings per share:
Net income	$11,013	$22,711	$15,882

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	39,383,641	34,176,896	34,176,896

Dilutive effect of outstanding securities (determined using the treasury stock method)	6,214	—	—

Weighted-average common shares outstanding and potential common shares outstanding	39,389,855	34,176,896	34,176,896

20. Common Stock

On June 25, 2014, the Company completed the sale of an aggregate of 31,050,000 shares of our common stock in a private placement exempt from registration under the Securities Act and received net proceeds of approximately $280.6 million.  Of the net proceeds from the private placement, the Company used approximately (i) $190.6 million to purchase 21,030,294 shares of common stock from certain of our shareholders pursuant to a stock redemption agreement entered into prior to the private placement, (ii) $17.8 million to make pre-tax payments to CUNA Mutual pursuant to a recent amendment of the alliance agreement (See Note 18 — “Commitments and Contingencies”) and (iii) $50 million to contribute to the capital of our insurance subsidiaries.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

21. Segment Information

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and business strategies.  The Company operates through three business segments of which two operating segments are program services and lender services.  In the program services segment, the Company operates an issuing carrier business that leverages our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide insurance capacity access to U.S. property and casualty insurance markets.  In the lender services segment, the Company specializes in providing collateral protection insurance, or CPI, which insures automobiles held as collateral for loans made by financial institutions.  The other segment is the Corporate segment.  This segment consists of the investment portfolio, subordinated debentures, and includes rental income, investment income, interest expense, and corporate expenses.

The Company’s Corporate segment includes an asset for Property and equipment, net.  The depreciation of this asset is allocated to all segments based on estimated usage.  The depreciation allocated to the Lender segment was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The depreciation allocated to the Program segment was $397 thousand, $286 thousand and $292 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following is business segment information for the twelve months ended December 31, 2014, 2013 and 2012:

December 31, 2014
($ in thousands)	Program	Lender	Corporate	Total

Revenues:
Premiums earned	$(4)	$96,654	$—	$96,650
Commission income	—	1,533	—	1,533
Ceding fees	45,732	—	—	45,732
Net investment income	—	—	4,841	4,841
Realized net investment gains	—	—	1,311	1,311
Other income	—	1,266	3,194	4,460
Total revenues	45,728	99,453	9,346	154,527

Expenses:
Losses and loss adjustment expenses	217	40,604	—	40,821
Commissions	2	3,880	—	3,882
Taxes, licenses, and fees	8	2,824	—	2,832
General and administrative	10,855	38,995	9,041	58,891
Founder special compensation	—	—	17,914	17,914
Offering-related expenses	—	—	8,833	8,833
Contract modification expense	—	17,800	—	17,800
Interest expense	—	—	2,237	2,237
Total expenses	11,082	104,103	38,025	153,210

Income (loss) before income taxes	34,646	(4,650)	(28,679)	1,317
Income tax expense/(benefit)	—	—	(9,696)	(9,696)
Net income (loss)	$34,646	$(4,650)	$(18,983)	$11,013

Supplemental Information:
Gross premiums written	$909,501	$124,624	$—	$1,034,125
Net premiums written	$(5)	$99,079	$—	$99,074

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2013
($ in thousands)	Program	Lender	Corporate	Total

Revenues:
Premiums earned	$(501)	$84,879	$—	$84,378
Commission income	—	2,031	—	2,031
Ceding fees	32,898	—	—	32,898
Net investment income	—	—	4,901	4,901
Realized net investment gains	—	—	1,764	1,764
Other income	3	1,101	1,427	2,531
Total revenues	32,400	88,011	8,092	128,503

Expenses:
Losses and loss adjustment expenses	465	31,625	—	32,090
Commissions	389	1,989	—	2,378
Taxes, licenses, and fees	10	2,584	—	2,594
General and administrative	11,010	36,020	6,388	53,418
Founder special compensation	—	—	10,202	10,202
Interest expense	—	—	2,323	2,323
Total expenses	11,874	72,218	18,913	103,005

Income (loss) before income taxes	20,526	15,793	(10,821)	25,498
Income tax expense/(benefit)	—	—	2,787	2,787
Net income (loss)	$20,526	$15,793	$(13,608)	$22,711

Supplemental Information:
Gross premiums written	$691,067	$118,898	$—	$809,965
Net premiums written	$(1,018)	$87,791	$—	$86,773

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2012
($ in thousands)	Program	Lender	Corporate	Total

Revenues:
Premiums earned	$1,600	$76,496	$—	$78,096
Commission income	—	2,406	—	2,406
Ceding fees	32,379	—	—	32,379
Net investment income	—	—	5,525	5,525
Realized net investment gains	—	—	1,309	1,309
Other income	2	945	1,461	2,408
Total revenues	33,981	79,847	8,295	122,123

Expenses:
Losses and loss adjustment expenses	3,062	25,927	—	28,989
Commissions	482	2,440	—	2,922
Taxes, licenses, and fees	31	2,363	—	2,394
General and administrative	9,316	39,193	5,605	54,114
Founder special compensation	—	—	10,740	10,740
Interest expense	—	—	2,427	2,427
Total expenses	12,891	69,923	18,772	101,586

Income (loss) before income taxes	21,090	9,924	(10,477)	20,537
Income tax expense/(benefit)	—	—	4,655	4,655
Net income (loss)	$21,090	$9,924	$(15,132)	$15,882

Supplemental Information:
Gross premiums written	$530,621	$104,200	$—	$634,821
Net premiums written	$1,141	$78,024	$—	$79,165

The following tables summarize the financial position of the Company’s segments as of December 31, 2014 and 2013.

December 31, 2014
($ in thousands)	Program	Lender	Corporate	Total

Assets:
Accounts receivable from agents, net	$18,349	$179	$—	$18,528
Reinsurance recoverable on paid losses	57	1,143	—	1,200
Reinsurance recoverables	1,650,205	6,329	—	1,656,534
Deferred income taxes, net	—	—	23,864	23,864
Goodwill and intangible assets, net	2,115	4,568	—	6,683
Other assets	7,245	4,051	373,659	384,955
Total assets	$1,677,971	$16,270	$397,523	$2,091,764

Liabilities:
Unpaid losses and loss adjustment expenses	$1,201,279	$8,626	$—	$1,209,905
Unearned premiums	451,993	28,131	—	480,124
Allowance for policy cancellations	—	55,500	—	55,500
Deferred ceding fees	23,612	—	—	23,612
Other liabilities	19,990	6,603	55,158	81,751
Total liabilities	$1,696,874	$98,860	$55,158	$1,850,892

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2013
($ in thousands)	Program	Lender	Corporate	Total

Assets:
Accounts receivable from agents, net	$17,261	$45	$—	$17,306
Reinsurance recoverable on paid losses	5	875	—	880
Reinsurance recoverables	1,362,719	9,506	—	1,372,225
Deferred income taxes, net	—	—	3,728	3,728
Goodwill and intangible assets, net	2,115	5,791	—	7,906
Other assets	7,495	3,441	277,970	288,906
Total assets	$1,389,595	$19,658	$281,698	$1,690,951

Liabilities:
Unpaid losses and loss adjustment expenses	$1,009,068	$7,573	$—	$1,016,641
Unearned premiums	357,681	28,598	—	386,279
Allowance for policy cancellations	—	39,623	—	39,623
Deferred ceding fees	18,735	—	—	18,735
Other liabilities	19,415	5,386	59,518	84,319
Total liabilities	$1,404,899	$81,180	$59,518	$1,545,597

22. Condensed Quarterly Financial Data - Unaudited

The following tables summarize our quarterly financial data:

	2014 Quarters Ended
($ in thousands)	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$35,527	$35,403	$40,571	$43,026
Total expenses	37,791	54,481	29,221	31,717
Income (loss) before income taxes	(2,264)	(19,078)	11,350	11,309

Income tax expense (benefit)	1,136	(19,685)	4,391	4,462
Net income (loss)	(3,400)	607	6,959	6,847

Basic earnings per share	$(0.10)	$0.02	$0.16	$0.15
Diluted earnings per share	(0.10)	0.02	0.16	0.15

	2013 Quarters Ended
($ in thousands)	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$29,822	$28,901	$32,502	$37,278
Total expenses	32,823	22,057	24,324	23,801
Income (loss) before income taxes	(3,001)	6,844	8,178	13,477

Income tax expense (benefit)	906	1,149	1,181	(449)
Net income (loss)	(3,907)	5,695	6,997	13,926

Basic earnings per share	$(0.11)	$0.17	$0.20	$0.41
Diluted earnings per share	(0.11)	0.17	0.20	0.41

For the year ended December 31, 2014, the Company’s non-recurring, unusual or infrequently occurring items recognized in total expenses included offering related expenses in connection with the private placement of its stock, founder special compensation expenses and contract modification expense related to the amendment to the Company’s alliance agreement with CUNA Mutual.  The effect of offering related expenses was $7.1 million, $1.1 million, and $603 thousand for the

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, respectively.  The effect of founder special compensation expenses was $11.2 million and $6.7 million for the quarters ended March 31, 2014 and June 30, 2014, respectively. The Company recognized contract modification expenses of $17.8 million for the quarter ended June 30, 2014.

For the year ended December 31, 2013, the Company’s non-recurring, unusual or infrequently occurring items included in total expenses was founder special compensation expenses.  The effect of these expenses was $10.0 million and $202 thousand for the quarters ended March 31, 2013 and June 30, 2013, respectively.

23. Subsequent Events

No items were identified in the period subsequent to the financial statement date that required adjustment or disclosure.

Annual Schedules

State National Companies, Inc.
Parent Company Only

Consolidated Balance Sheets
($ in thousands, except for per share information)

	December 31
	2014	2013
Assets
Cash and cash equivalents	$57	$—
Investment in subsidiaries	241,167	155,360
Income taxes receivable	57	—
Deferred income taxes, net	552	—
Other assets	717	—
Total assets	$242,550	$155,360

Liabilities
Other payables, affiliate	$1,678	$10,006
Total liabilities	1,678	10,006

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 44,247,102 and 40,627,200 shares issued at December 31, 2014 and December 31, 2013, respectively)	44	41
Preferred stock, $.001 par value (10,000,000 and zero shares authorized at December 31, 2014 and December 31, 2013, respectively; no shares issued and outstanding at December 31, 2014 and December 31, 2013)	—	—
Additional paid-in capital	220,577	24,367
Retained earnings	16,108	128,830
Treasury stock (zero and 6,450,304 shares at cost at December 31, 2014 and December 31, 2013, respectively)	—	(10,000)
Accumulated other comprehensive income	4,143	2,116
Total shareholders’ equity	240,872	145,354
Total liabilities and shareholders’ equity	$242,550	$155,360

State National Companies, Inc.
Parent Company Only

Consolidated Statements of Income
($ in thousands)

	Year Ended December 31,
	2014	2013	2012

Revenues:
Equity in earnings of subsidiaries	$13,019	$22,711	$15,883
Total revenues	13,019	22,711	15,883

Expenses:
General and administrative	3,086	—	1
Total expenses	3,086	—	1

Income before income taxes	9,933	22,711	15,882

Income taxes:
Current	(528)	—	—
Deferred	(552)	—	—

Net income	$11,013	$22,711	$15,882

State National Companies, Inc.
Parent Company Only

Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2014	2013	2012

Operating activities:
Net income	$11,013	$22,711	$15,882
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(13,019)	(22,711)	(15,883)
Deferred income taxes, net	(552)	—	—
Share-based compensation	2,012	—	—
Change in:
Income taxes receivable	(57)	—	—
Other assets	(717)	—	—
Other payables, affiliate	(8,328)	—	1
Net cash used in operating activities	(9,648)	—	—

Investing activities:
Capital contribution to subsidiary	(87,000)	—	—
Net cash used in investing activities	(87,000)	—	—

Financing activities:
Distributions received	16,239	15,295	14,176
Dividends paid	(16,683)	(15,295)	(14,176)
Proceeds from issuances of common stock	289,322	—	—
Costs directly attributable to issuance of common stock	(1,578)	—	—
Redemption of existing common stock	(190,595)	—	—
Net cash provided by financing activities	96,705	—	—

Net change in cash and cash equivalents	57	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$57	$—	$—

State National Companies, Inc.

Supplementary Insurance Information

December 31, 2014		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$—	$1,201,279	$451,993	$(4)	$—	$217	$—	$10,855	$(5)
Lender	1,036	8,626	28,131	96,654	—	40,604	4,966	38,995	99,079
Corporate	—	—	—	—	4,841	—	—	26,955
Total	$1,036	$1,209,905	$480,124	$96,650	$4,841	$40,821	$4,966	$76,805	$99,074

December 31, 2013		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$1	$1,009,068	$357,681	$(501)	$—	$465	$163	$11,010	$(1,018)
Lender	1,094	7,573	28,598	84,879	—	31,625	4,736	36,020	87,791
Corporate	—	—	—	—	4,901	—	—	16,590	—
Total	$1,095	$1,016,641	$386,279	$84,378	$4,901	$32,090	$4,899	$63,620	$86,773

December 31, 2012		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$157	$969,642	$229,579	$1,600	$—	$3,062	$478	$9,316	$1,141
Lender	1,019	6,066	24,059	76,496	—	25,927	7,529	39,193	78,024
Corporate	—	—	—	—	5,525	—	—	16,345	—
Total	$1,176	$975,708	$253,638	$78,096	$5,525	$28,989	$8,007	$64,854	$79,165

State National Companies, Inc.

Supplementary Schedule of Allowance for Policy Cancellations

	Year Ended December 31,
($ in thousands)	2014	2013	2012

Beginning balance	$39,623	$32,775	$27,511
Additions	209,335	165,030	132,408
Deductions	(197,678)	(160,940)	(128,881)
Prior year development	4,220	2,758	1,737
Ending balance	$55,500	$39,623	$32,775

Allowance for policy cancellations is established based on estimates of expected future policy cancellations associated with new business written. Deductions are made as policy cancellations occur and return premiums are paid in subsequent months.  The allowance for policy cancellations in 2014, 2013, and 2012 included upward revisions to prior year estimates of $4.2 million, $2.8 million, and $1.8 million, respectively. Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers. After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net negative impact to the balance sheet and the corresponding reduction in net income from the revised estimates in each of the years ending December 31, 2014, 2013, and 2012 was approximately $2.2 million, $1.6 million, and $1.3 million, respectively.