Form 10-Q
period 2015-03-31
State National Companies, Inc.
filed 2015-05-14
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas 76021	76021
(Address of principal executive offices)	(Zip Code)

(817) 265-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
(Common stock, $.001 par value)	44,477,162 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except for share and per share information)

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $310,676, $305,019, respectively)	$318,445	$309,911
Equity securities – available-for-sale, at fair value (cost – $1,967, $1,419, respectively)	3,171	2,642
Total investments	321,616	312,553

Cash and cash equivalents	31,239	38,348
Restricted cash and investments	3,716	6,597
Accounts receivable from agents, net	23,295	18,528
Reinsurance recoverable on paid losses	948	1,200
Deferred acquisition costs	921	1,036
Reinsurance recoverables	1,711,956	1,656,534
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	18,020	18,397
Interest receivable	1,829	1,795
Deferred income taxes, net	23,037	23,864
Goodwill and intangible assets, net	6,502	6,683
Other assets	5,992	6,229
Total assets	$2,149,071	$2,091,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

 ($ in thousands, except for share and per share information)

	March 31,	December 31,
	2015	2014
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,235,049	$1,209,905
Unearned premiums	508,931	480,124
Allowance for policy cancellations	50,428	55,500
Deferred ceding fees	25,401	23,612
Accounts payable to agents	2,071	2,448
Accounts payable to insurance companies	2,386	4,399
Subordinated debentures	44,500	44,500
Income taxes payable	700	1,762
Other liabilities	27,877	28,642
Total liabilities	1,897,343	1,850,892

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 44,477,162 and 44,247,102 shares issued at March 31, 2015 and December 31, 2014, respectively)	44	44
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Additional paid-in capital	221,343	220,577
Retained earnings	24,340	16,108
Accumulated other comprehensive income	6,001	4,143
Total shareholders’ equity	251,728	240,872
Total liabilities and shareholders’ equity	$2,149,071	$2,091,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 ($ in thousands, except for per share information)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Revenues:
Premiums earned	$29,284	$22,786
Commission income	370	417
Ceding fees	14,144	9,902
Net investment income	1,681	1,112
Realized net investment gains	265	400
Other income	385	910
Total revenues	46,129	35,527

Expenses:
Losses and loss adjustment expenses	13,533	9,996
Commissions	1,497	836
Taxes, licenses, and fees	712	605
General and administrative	16,142	14,577
Founder special compensation	—	11,203
Interest expense	500	574
Total expenses	32,384	37,791

Income (loss) before income taxes	13,745	(2,264)

Income taxes:
Current tax expense	5,244	1,678
Deferred tax benefit	(173)	(542)
	5,071	1,136
Net income (loss)	$8,674	$(3,400)

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.20	$(0.10)
Diluted earnings per share	0.20	(0.10)

Dividends, per share	$0.01	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 ($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net income (loss)	$8,674	$(3,400)

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains during the period	2,946	1,607
Tax effect on unrealized holding gains during the period	(1,031)	(545)
Less: reclassification adjustments for realized gains included in net income	(88)	(291)
Tax effect on reclassification adjustments for realized gains included in net income	31	100
Other comprehensive income	1,858	871

Total comprehensive income (loss)	$10,532	$(2,529)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

 ($ in thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2013	$41	$24,367	$128,830	$(10,000)	$2,116	$145,354
Retirement of treasury stock	(7)	(9,993)	—	10,000	—	—
Issuance of common stock	31	289,291	—	—	—	289,322
Costs directly attributable to the issuance of common stock	—	(1,578)	—	—	—	(1,578)
Redemption of existing common stock	(21)	(190,574)	—	—	—	(190,595)
Stock-based compensation expense	—	2,012	—	—	—	2,012
Conversion from S corporation to C corporation tax status	—	107,052	(107,052)	—	—	—
Dividends declared	—	—	(16,683)	—	—	(16,683)
Net income	—	—	11,013	—	—	11,013
Other comprehensive income, net of tax	—	—	—	—	2,027	2,027
Balance at December 31, 2014	44	220,577	16,108	—	4,143	240,872
Stock-based compensation expense	—	766	—	—	—	766
Dividends declared	—	—	(442)	—	—	(442)
Net income	—	—	8,674	—	—	8,674
Other comprehensive income, net of tax	—	—	—	—	1,858	1,858
Balance at March 31, 2015	$44	$221,343	$24,340	$—	$6,001	$251,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 ($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Operating activities
Net cash provided by (used in) operating activities	$(437)	$(17,827)

Investing activities
Purchase of investments	(20,596)	(12,022)
Proceeds from sale of investments	6,938	3,111
Proceeds from maturities and principal receipts	7,034	6,942
Proceeds from dispositions of property and equipment	55	(54)
Purchase of property and equipment	(103)	(299)
Net cash used in investing activities	(6,672)	(2,322)

Financing activities
Dividends paid	—	(11,519)
Net cash used in financing activities	—	(11,519)

Net change in cash and cash equivalents	(7,109)	(31,668)
Cash and cash equivalents at beginning of period	38,348	69,431
Cash and cash equivalents at end of period	$31,239	$37,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

State National Companies, Inc. (the Company) refers to a group of companies that conduct insurance-related activities along two major segments. The Company’s Program Services segment generates fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (GAs), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  Substantially all of the risk associated with the program business is ceded to unaffiliated, highly rated reinsurance companies or other reinsurers that provide substantial collateral. The Company’s Lender Services segment involves the writing and insuring of lines of insurance marketed to lending institutions, primarily collateral protection insurance (CPI) policies.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and those transactions have been eliminated in consolidation.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2014 and 2013.

The interim financial data as of March 31, 2015 and 2014 is unaudited. However, in the opinion of the Company’s management (Management), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for fair statements of the results for the interim period. The results of operations for the period ended March 31, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year.

Refer to “Summary of Significant Accounting Policies” in our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 for information on accounting policies that we consider critical in preparing our consolidated financial statements.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements. There were no uncertain tax positions at March 31, 2015 and December 31, 2014.

Stock-based Compensation

Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for restricted stock grants and stock option awards that contain a service condition are recognized on a straight line pro rata basis over the vesting period.  For restricted stock awards that contain a performance condition, the expense is recognized based on the awards expected to vest and the cumulative expense is adjusted whenever our estimate of the number of awards to vest changes.  See Note 8 — “Stock-based Payments” for related disclosures.

Minimum Ceding Fees

Minimum ceding fees earned are based on estimates of annual premiums to be written for those programs that are subject to minimum premium levels and related ceding fees.  These estimates are based upon various assumptions made regarding the production plans for the underlying program.  These assumptions are reviewed by Management and the amount of annual premiums expected to be written are re-estimated as needed.  As actual premiums emerge and revisions are made to earlier estimates, minimum ceding fees are earned or reversed and are reflected in current operations.

Recent Accounting Pronouncements

In June 2014, the FASB issued an accounting standards update (ASU 2014-12), “Compensation – Stock Compensation” (Topic 718). The main provision of this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods.  The Company awarded performance based stock compensation on March 30, 2015.  The impact of this accounting pronouncement to the Company’s financial statements has not yet been determined.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

permitted under GAAP.  As insurance contracts are excluded from this ASU, the Company is currently evaluating what impact, if any, this ASU will have on our financial results and disclosures and which adoption method to apply.

In April 2015, the FASB issued an accounting standards update (ASU 2015-03), “Interest – Imputation of Interest” (Topic 835).  The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.  The Company does not plan to early adopt and expects the impact of this pronouncement to be minimal.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
March 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$14,382	$281	$(3)	$14,660
Government agency	2,313	62	(1)	2,374
State and municipality	61,987	1,560	(9)	63,538
Industrial and miscellaneous	112,804	3,708	(229)	116,283
Residential mortgage-backed	93,933	2,182	(451)	95,664
Commercial mortgage-backed	24,856	669	—	25,525
Redeemable preferred stock	401	—	—	401
Total fixed-maturity securities	310,676	8,462	(693)	318,445

Equity securities
Non-redeemable preferred stock	1,955	788	—	2,743
Common stock	12	416	—	428
Total equity securities	1,967	1,204	—	3,171
Total investments	$312,643	$9,666	$(693)	$321,616

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$13,896	$195	$(49)	$14,042
Government agency	2,325	57	(9)	2,373
State and municipality	61,179	1,200	(27)	62,352
Industrial and miscellaneous	108,125	2,582	(460)	110,247
Residential mortgage-backed	96,610	1,825	(764)	97,671
Commercial mortgage-backed	22,483	339	(27)	22,795
Redeemable preferred stock	401	30	—	431
Total fixed-maturity securities	305,019	6,228	(1,336)	309,911

Equity securities
Non-redeemable preferred stock	1,407	806	—	2,213
Common stock	12	417	—	429
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$1,340	$(3)	$—	$—	$1,340	$(3)
Government agency	687	(1)	—	—	687	(1)
State and municipality	1,965	(2)	676	(7)	2,641	(9)
Industrial and miscellaneous	9,031	(224)	31	(5)	9,062	(229)
Residential mortgage-backed	9,037	(70)	12,661	(381)	21,698	(451)
Total fixed-maturity securities	$22,060	$(300)	$13,368	$(393)	$35,428	$(693)

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$522	$(2)	$3,094	$(47)	$3,616	$(49)
Government agency	—	—	685	(9)	685	(9)
State and municipality	4,164	(10)	2,001	(17)	6,165	(27)
Industrial and miscellaneous	34,433	(418)	2,637	(42)	37,070	(460)
Residential mortgage-backed	15,491	(94)	19,428	(670)	34,919	(764)
Commercial mortgage-backed	2,528	(14)	694	(13)	3,222	(27)
Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments. Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices. There were 69 securities in an unrealized loss position at March 31, 2015. Over 95% of these investments were investment-grade at March 31, 2015. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value. Therefore, Management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities through March 31, 2015 and 2014 were $6.9 million and $3.1 million, respectively.

The following table presents the Company’s gross realized gains (losses) for the periods ended March 31:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2015	2014
Realized gains:
Fixed-maturity securities	$346	$395
Equity securities	16	26
Gross realized gains	362	421
Realized losses:
Fixed-maturity securities	(97)	(19)
Equity securities	—	(2)
Gross realized losses	(97)	(21)
Net realized investment gains	$265	$400

The Company had three non-cash exchanges of investment securities for the period ending March 31, 2015 and one non-cash exchange for the period ending March 31, 2014. Non-cash consideration received for these exchanges was $1.0 million and $549 thousand for the periods ending March 31, 2015 and March 31, 2014, respectively.  Gains of $40 thousand

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

and $258 thousand were recognized on these exchanges and are reflected in the “Realized net investment gains” balance shown on the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of March 31, 2015:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$12,754	$12,887
Due after one year through five years	77,637	79,368
Due after five years through ten years	91,094	93,760
Due after ten years	10,402	11,241
Residential mortgage-backed securities	93,933	95,664
Commercial mortgage-backed securities	24,856	25,525
	$310,676	$318,445

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $1.2 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.37% of the Company’s total investments as of March 31, 2015. The Company does not own mortgage derivatives.

Net investment income for the periods ended March 31, consists of the following:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2015	2014

Interest on investments	$1,821	$1,228
Dividends	29	23
Gross investment income	1,850	1,251
Investment expenses	(169)	(139)
Net investment income	$1,681	$1,112

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (SNIC), National Specialty Insurance Company (NSIC) and United Specialty Insurance Company (USIC) are required to maintain deposits in various states where they are licensed to operate. These deposits consisted of fixed-maturity securities at fair values totaling $53.1 million and $36.9 million at March 31, 2015 and December 31, 2014, respectively.

3. Goodwill and Intangible Assets

Goodwill and intangible assets totaled $6.5 million at March 31, 2015.  Goodwill of $2.6 million is attributable to our Program and Lender Services segments totaling $2.1 million and $450 thousand, respectively.  Definite-lived intangible assets total $3.9 million, net of amortization, as of March 31, 2015 and are fully attributable to our Lender Services segment.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Annual impairment testing was performed on goodwill during 2014 and based upon this review, no impairments were recognized.  In addition, as of March 31, 2015 there were no triggering events that occurred that would suggest an updated review was necessary.  Customer relationships/lists and non-compete agreements are amortized based on discounted cash flow estimates over their expected useful lives of 15 years and five to nine years, respectively.

4. Income Tax Provision

The Company computes its provision for income taxes in interim periods by applying its estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The magnitude of the impact that discrete items have on the Company’s quarterly effective tax rate is dependent on the level of income in the period. Prior to the private placement, the Company computed its income tax provision using a 34.3% federal statutory tax rate as its taxable income was within the graduated rates of 34.0% to 35.0%. Prior to June 25, 2014, such a provision applied only to the Company’s insurance subsidiaries and their parent company, State National Intermediate Holdings, Inc. (SNIH). The Company’s other entities, including the ultimate parent company, previously qualified for Subchapter S Corporation status for federal income tax purposes.  On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  As a result, the Company is taxed as a C corporation and the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34.3% to 35.0%.  The “exclusion of Subchapter S income” reflects the effect of the lack of income tax expense recorded for the Subchapter S entities for the year-to-date period ended March 31, 2014.  A reconciliation of federal income tax expense computed by applying the federal statutory tax rate to income (loss) before income taxes for the three month periods ended March 31 is as follows:

	2015		2014
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$4,811	35.0%	$(777)	34.3%
Exclusion of Subchapter S income	—	—	1,919	(84.7)
Tax-exempt income	(94)	(0.7)	(73)	3.2
State income taxes	392	2.9	56	(2.5)
Other	(38)	(0.3)	11	(0.4)
Total income tax expense	$5,071	36.9%	$1,136	(50.1)%

5. Reinsurance

Through unaffiliated general agents, SNIC, NSIC, and USIC write property and casualty lines of business. This business is written pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are tripartite agreements executed by SNIC, NSIC, or USIC, the reinsurer, and the general agent. Substantially all of the risk associated with this business is borne by the reinsurer.  As compensation for writing this business, SNIC, NSIC, and USIC receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents. If the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

	March 31,	December 31,
($ in thousands)	2015	2014
Ceded unearned premiums	$487,974	$456,754
Ceded loss and loss adjustment expense reserves	1,223,982	1,199,780
Total reinsurance recoverables	1,711,956	1,656,534
Secured reinsurance recoverables	(1,280,454)	(1,209,032)
Unsecured reinsurance recoverables	$431,502	$447,502

The fair value of the collateral held by SNIC, NISC and USIC is approximately 169% of the secured reinsurance recoverables as of March 31, 2015.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

March 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$14,660	$—	$14,660
Government agency	—	2,374	—	2,374
State and municipality	—	63,538	—	63,538
Industrial and miscellaneous	—	116,283	—	116,283
Residential mortgage-backed	—	95,664	—	95,664
Commercial mortgage-backed	—	25,525	—	25,525
Redeemable preferred stock	—	401	—	401
Total fixed-maturity securities	—	318,445	—	318,445

Equity securities
Non-redeemable preferred stock	—	2,743	—	2,743
Common stock	—	428	—	428
Total equity securities	—	3,171	—	3,171
Total investments	$—	$321,616	$—	$321,616

December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$14,042	$—	$14,042
Government agency	—	2,373	—	2,373
State and municipality	—	62,352	—	62,352
Industrial and miscellaneous	—	110,247	—	110,247
Residential mortgage-backed	—	97,671	—	97,671
Commercial mortgage-backed	—	22,795	—	22,795
Redeemable preferred stock	—	431	—	431
Total fixed-maturity securities	—	309,911	—	309,911

Equity securities
Non-redeemable preferred stock	—	2,213	—	2,213
Common stock	—	429	—	429
Total equity securities	—	2,642	—	2,642
Total investments	$—	$312,553	$—	$312,553

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending March 31, 2015 and December 31, 2014.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between Level 1, Level 2, and Level 3 at March 31, 2015 and December 31, 2014.

7. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers substantially all officers and employees who are at least 18 years of age.  Effective January 1, 2015, the Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  For employee contributions made prior to January 1, 2015, the Company was required to make matching contributions of 50% of employees’ contributions, limited to 6% of eligible employees’ compensation.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended March 31, 2015 was $347 thousand (2014 - $335 thousand).

8. Stock-based Payments

On May 29, 2014, the Company’s shareholders approved the 2014 Long-Term Incentive Plan (2014 Plan), which provides for an aggregate of 4.4 million shares of our common stock that may be issued to employees and non-employee directors. Awards under the 2014 Plan may be in the form of stock options (including incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code and non-statutory stock options), restricted stock, restricted stock units, stock appreciation rights and performance units.  Upon completion of the private placement, the Company made grants of non-qualified stock options to certain officers and employees to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors.  These non-qualified stock options and restricted stock grants are classified as equity based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.

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

On March 30, 2015, the Company awarded 230,060 shares of performance-based restricted stock to certain officers under the 2014 Plan.  The fair value of the shares was determined based on the most recent trading price of the stock as of the grant date. These restricted stock grants are classified as equity based awards and will vest based on achievement of performance objectives over one,  two and three year performance periods.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

A significant portion of the Company’s writings occurs in California, New York, Texas and Florida. Three customers comprised approximately 7% of the Company’s CPI writings at March 31, 2015. Three reinsurers represent approximately 54% of the Company’s unsecured ceded balances at March 31, 2015.

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

On May 19, 2014, the company signed an amendment to alter certain provisions of the July 24, 2009 Alliance with CUNA Mutual related to the Company’s collateral protection business.  The amendment, effective July 1, 2014, reduces CUNA Mutual’s quota share percentage under the reinsurance agreement from 50% to 30% for all policies written on or after July 1, 2014.  In addition, the term of the Alliance was extended through July 31, 2018, with an automatic three-year renewal (subject to the right of either party to give notice of nonrenewal); the termination rights for each party were modified, and the purchase price calculation was modified.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

on June 23, 2014.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended
	March 31,	March 31,
($ in thousands, except for per share amounts)	2015	2014

Numerator for both basic and diluted earnings per share:
Net income (loss)	$8,674	$(3,400)

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	44,235,102	34,176,896

Dilutive effect of outstanding securities (determined using the treasury stock method)	12,000	—

Weighted-average common shares outstanding and potential common shares outstanding	44,247,102	34,176,896

12. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2015	2014
Revenues:
Program	$14,133	$9,886
Lender	30,016	23,530
Corporate	1,980	2,111
Consolidated Revenues	$46,129	$35,527

Income (loss) before income taxes:
Program	$10,581	$6,782
Lender	4,520	2,144
Corporate	(1,356)	(11,190)
Consolidated Income (loss) before income taxes	$13,745	$(2,264)

The following tables summarize the financial assets of the Company’s segments as of the periods indicated:

	March 31,	December 31,
($ in thousands)	2015	2014
Assets:
Program	$1,735,924	$1,677,971
Lender	14,696	16,270
Corporate	398,451	397,523
	$2,149,071	$2,091,764

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

13. Common Stock

On March 30, 2015, the Company filed a registration statement on Form S-8 with the United States Securities and Exchange Commission to register (i) 2,783,873 shares of the Company’s common stock issuable upon the exercise of the stock options previously granted to certain officers under the 2014 Plan, (ii) 12,000 shares of the Company’s restricted common stock issued to non-employee directors under the 2014 Plan and (iii) up to an aggregate of 1,585,627 shares of the Company’s common stock available for future issuance under the 2014 Plan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Other Statements

Various statements contained in this Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and the Company’s future production, revenues, income and capital spending. The Company’s forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “believe,” “expect,” “anticipate,” “would,” “will,” “may,” “plan,” “goal,” “target,” “could,” “continue,” “intend” or other words that convey the uncertainty of future events or outcomes. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.

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

Forward-looking statements involve inherent risks and uncertainties and the Company cautions readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements, and other written communications, as well as oral statements made from time to time by representatives of the Company.  These and other important factors, including those contained in Item 1A, "Risk Factors” in the 2014 Annual Report on Form 10-K, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements contained in this Form 10-Q speak only as of the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier (“fronting”) arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers. As such, this segment generates very large gross premium with no net premium (except for the run-off of the retained business as described below). In many cases, we hold significant collateral to secure the associated reinsurance recoverables. Furthermore, since the funds related to settling balances (premiums, commissions and losses) between the GAs and the reinsurers do not flow through the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts. In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

Our Lender Services segment generates premium primarily from providing collateral protection insurance, or CPI, to our credit union, bank and specialty finance company clients.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan. Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan. Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.

Factors Affecting Our Operating Results

Trending Market Opportunities. We believe that recently improved macroeconomic conditions, including the availability of alternative capital in the insurance industry and increasing automobile sales, should provide us with growth opportunities in both of our business segments.  We believe that the increased role of capital market alternatives to reinsurance, the capitalization of hedge fund-backed reinsurers and the growth of the off-shore reinsurance market generally should drive demand for our Program Services, as these firms typically do not have direct access to the U.S. market.

In our Lender Services business, we believe that organic growth from our existing lender clients and potential new business from banks and specialty finance companies will be driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability.  We expect that growth in lenders’ portfolios will result in increased premium writings for us. However, with the increasing availability of credit, we expect the credit quality of borrowers to deteriorate, resulting in increased losses and loss ratios in our Lender Services business compared to losses and loss ratios we experienced during prior periods when credit was not as available and the credit quality of borrowers would be expected to be higher.  For the three months ended March 31, 2015 and 2014, our net loss ratio was 44.8% and 42.8%, respectively.  We believe the credit quality of borrowers has declined over the last few years with the increasing availability of credit, and our loss ratio has increased consistent with this trend.  Also consistent with this trend, our policy cancellation experience increased while credit availability was limited as we believe higher credit quality borrowers tend to be more diligent in providing evidence of insurance to their lending institution.  If credit availability continues to increase, we expect our cancellation experience to decrease, which will further increase our premium writings.

We continue to experience additional demand in our Program Services segment from an increase in hedge fund sponsored reinsurers and other institutional risk investors.  One example of a significant program with an institutional risk investor is Nephila Capital Ltd. Nephila is a hedge fund with approximately $10 billion in assets under management that participates in the reinsurance market for catastrophe exposed property business.  Nephila is currently accessing the U.S. market through our insurance subsidiaries.  In 2014, we entered into an arrangement with Nephila under which we have granted Nephila the exclusive right to produce U.S. property insurance, predominantly in areas potentially affected by catastrophes, for us during 2015 and 2016.  Under this arrangement, Nephila has agreed to produce minimum premiums written of $300 million for 2015 and $400 million for 2016, with equivalent minimum ceding fees paid to us on such amounts whether or not the minimum premium levels are produced, subject to our maintaining our “A” A.M. Best rating and potential reductions to the extent we do not have the authority to write the particular policies they desire to have written and they write such policies through other providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—

Principal Revenue and Expense Items—Minimum ceding fees.”  For the three months ended March 31, 2015, ceding fees earned for this program were $1.9 million.  This program was not in effect during the first quarter of 2014.

In addition, recent downgrades of certain insurance companies have created increased demand for our fronting services.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (MIG), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance Corporation.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  For 2013, we wrote gross premiums of $170 million under this program, for which we earned gross premiums of $64 million and ceding fees of $3.5 million.  For the year ended December 31, 2014, we wrote and earned approximately $268 million and $260 million, respectively, of gross premiums related to this program, for which we earned $14.3 million in ceding fees.  For the three months ended March 31, 2015, we earned ceding fees of $3.6 million compared to $3.2 million for the three months ended March 31, 2014.  On December 30, 2014, Meadowbrook announced a proposed acquisition of Meadowbrook by Fosun International Limited, to be closed during the second half of 2015 after regulatory approval and customary closing conditions.  It is unknown if Meadowbrook will seek to terminate our fronting arrangement.  If the fronting arrangement is terminated prior to June 30, 2016, we will earn at least the minimum ceding fees of $4.3 million payable in respect of the period July 1, 2015 to June 30, 2016.

Alliance with CUNA Mutual.  The Company’s alliance with CUNA Mutual that began in 2009 provides us access to a wider array of clients and added significant additional scale to our CPI business.  Prior to July 1, 2014, this business was subject to a 50% quota share agreement with CUNA Mutual.  In May 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange have made payments to CUNA Mutual totaling approximately $17.8 million, which payments may be adjusted somewhat based on net premiums and loss ratio for the 12-month period ending June 30, 2015.  In addition, the term of the alliance has been extended at least through July 31, 2018. For the three months ended March 31, 2015, we generated net earned premiums of $14.5 million ($3.7 million of which was related to the amendment of the alliance agreement) compared to $8.5 million for the three months ended March 31, 2014, through the alliance with CUNA Mutual.

Run-off of the Retained Business.  In the past, the Company has participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts. We refer to this business as “the run-off of the retained business.”  As of March 31, 2015, we had net reserves of $3.2 million related to this business.

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

Founder Special Compensation.  Prior to the completion of the private placement, we paid special compensation to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter, in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Founder special compensation payments were discretionary and determined by the Company’s owners in the first or second quarter of the year in which they were made, based on current period considerations including capital position, estimated capital needs and liquidity, and earnings for the prior year.  We paid founder special compensation in the aggregate amount of $11.2 million for the three months ended March 31, 2014.  Following the completion of the private placement in June 2014, we ceased paying founder special compensation.

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

Minimum ceding fees.  Minimum ceding fees are fees we receive pursuant to contractual minimum premium requirements for certain of our programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces (1) “premium related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall between the program’s contractual annual premium minimum and the amount of premium that we estimate will be written in the contract year, which fees are earned ratably in each quarter.

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

Commissions.  Commission expenses are primarily related to our Lender Services segment.  A significant portion of these amounts are paid to financial institutions as a means to reimburse the financial institution for costs associated with operating a CPI program. These commissions are partially offset by a 21% ceding commissions received under our quota reinsurance agreement with CUNA Mutual and the reimbursement we received from CUNA Mutual for a portion of the direct commission expense.  The ceding commission compensates us for expenses, such as underwriting and policy acquisition expenses, that we incur in connection with the writing of the ceded business.

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

Stock-based compensation expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Stock-based compensation expense was approximately $0.8 million for the three months ended March 31, 2015.  Upon completion of the private placement, the Company made grants of non-qualified stock options to certain officers to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors and 38,500 shares of stock to our employees.  These non-qualified stock options and restricted stock grants are classified as equity-based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.  The stock grants made to employees were expensed at their fair value and had no vesting or performance requirements.  On March 30, 2015, the Company made grants of 230,060 shares of restricted stock to certain officers.  These restricted stock grants are classified as equity-based awards and will be recognized based on achievement of performance objectives over one, two and three year performance periods.

Other Measures and Ratios

Non-GAAP Measures

Adjusted pre-tax income.  Adjusted pre-tax income is considered a non-GAAP financial measure because it reflects adjustments to pre-tax income,  which is the most directly comparable measure calculated in accordance with GAAP, for the amount of founder special compensation and the non-recurring offering related expenses and contract modification expense related to the amendment to our alliance with CUNA Mutual, as applicable.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted pre-tax income to evaluate core financial performance against historical results without the effect of these items.

Adjusted net income.  Adjusted net income is considered a non-GAAP financial measure because it reflects adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP for the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented and the exclusion (net of tax benefit) of the increase in the Company’s deferred tax asset as a result of the conversion to the C Corporation status, the amount of founder special compensation and the non-recurring offering related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual, as applicable.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted net income to evaluate core financial performance against historical results without the effect of these items.

For a reconciliation of these non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium. Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services. As a result, we are able to produce significant premium volume with only minimal operating expenses. In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  For the three months ended March 31, 2015 and 2014, our ratio of operating expenses to gross premiums written, or program gross expense ratio, was 1.2% and 1.4%, respectively.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

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

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net loss and LAE incurred to net premiums earned. For the three months ended March 31, 2015 and 2014, our net loss ratio was 44.8% and 42.8%, respectively.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment. Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than most traditional insurance products due to the labor and systems intensive process involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients. For the three months ended March 31, 2015 and 2014, our net expense ratio was 42.2% and 51.0%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the three months ended March 31, 2015 and 2014, our net combined ratio was 87.0% and 93.8%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity. One of the key financial measures that we use to evaluate our operating performance is return on equity. We calculate return on equity by dividing net income by the average GAAP equity. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios. Our financial leverage ratio at March 31, 2015 was 17.7%, as compared to 18.5% at December 31, 2014.   Our objective is to maintain a financial leverage ratio in the range of 20% to 40%.

Critical Accounting Estimates

Our consolidated financial statements include amounts that, either by their nature or due to the requirements of generally accepted accounting principles in the U.S. (GAAP), are determined using estimates and assumptions.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances.   While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.  We believe the items that require the most subjective and complex estimates are: unpaid losses and loss adjustment expense reserves, allowance for policy cancellations, unearned premium reserve, reinsurance recoverable, valuation of our investment portfolio and assessment of other-than-temporary impairments (OTTI) and minimum ceding fees.

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015.  Our critical accounting policies and estimates are described in our audited consolidated financial statements and the related notes in the Company’s 2014 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended
	March 31,
($ in thousands)	2015	2014

Revenues:
Premiums earned	$29,284	$22,786
Commission income	370	417
Ceding fees	14,144	9,902
Net investment income	1,681	1,112
Realized net investment gains	265	400
Other income	385	910
Total revenues	46,129	35,527

Expenses:
Losses and loss adjustment expenses	13,533	9,996
Commissions	1,497	836
Taxes, licenses, and fees	712	605
General and administrative	16,142	14,577
Founder special compensation	—	11,203
Interest expense	500	574
Total expenses	32,384	37,791

Income (loss) before income taxes	13,745	(2,264)

Income taxes:
Current tax expense	5,244	1,678
Deferred tax benefit	(173)	(542)
	5,071	1,136
Net income (loss)	$8,674	$(3,400)

Adjusted pre-tax income	$13,745	$8,939
Reconciliation of adjusted pre-tax income:
Pre-tax income (loss)	$13,745	$(2,264)
Plus: Founder special compensation (1)	—	11,203
Adjusted pre-tax income	$13,745	$8,939

Adjusted net income	$8,674	$4,893
Reconciliation of adjusted net income:
Net income (loss)	$8,674	$(3,400)
Plus: Provision for income taxes to reflect change to C corporation status (2)	—	2,160
Plus: Founder special compensation (1) (3)	—	6,133
Adjusted net income	$8,674	$4,893

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

(3)	Founder special compensation is shown net of estimated statutory federal and state income taxes for each period presented.

Consolidated Results of Operations for the Three Months Ended March 31, 2015 compared with the Three Months Ended March 31,  2014

Premiums earned.    Premiums earned increased by $6.5 million, or 28.5%, from $22.8 million for the three months ended March 31, 2014 to $29.3 million for the three months ended March 31, 2015.  This increase was primarily due to an increase in Lender Services premiums earned, $3.7 million of which is related to the amendment of the CUNA Mutual alliance agreement. Contributing to this increase are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Ceding fees.  Ceding fees increased by $4.2 million, or 42.8%, from $9.9 million for the three months ended March 31, 2014 to $14.1 million for the three months ended March 31, 2015, primarily due to an increase in Program gross earned premium from $175.1 million for the three months ended March 31, 2014 to $232.9 million for the three months ended March 31, 2015.  This increase was primarily generated by improvement from two sources.  First, two large programs experienced growth in ceding fees in 2015 totaling $1.5 million.  Second, another significant program, Nephila, began writing business in 2014 but had not produced premium as of March 31, 2014.  For the three months ended March 31, 2015, ceding fees earned for Nephila were  $1.9 million,  consisting of premium related fees of $0.6 million and capacity fees of $1.3 million.

Investment income. Investment income increased by $0.6 million, or 51.2%, from $1.1 million for the three months ended March 31, 2014 to $1.7 million for the three months ended March 31, 2015.  This is primarily due to an increase in investment holdings as a result of the net proceeds of the private placement.

Other income.  Other income decreased by $0.5 million, from $0.9 million for the three months ended March 31, 2014 to $0.4 million for the three months ended March 31, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

Losses and loss adjustment expenses.  Losses and LAE increased by $3.5 million, or 35.4%, from $10.0 million for the three months ended March 31, 2014 to $13.5 million for the three months ended March 31, 2015, which is partly the result of higher earned premiums. A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims. In addition, the net loss ratio on the Lender Services segment increased from 42.8% for the three months ended March 31, 2014 to 44.8% for the three months ended March 31, 2015.

Commissions. Commission expense increased by $0.7 million from $0.8 million for the three months ended March 31, 2014 to $1.5 million for the three months ended March 31, 2015, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased by $1.5 million or 10.7%, from $14.6 million for the three months ended March 31, 2014 to $16.1 million for the three months ended March 31, 2015, primarily due to stock-based compensation expense, professional fees and employee health insurance.

Founder special compensation. Founder special compensation decreased by $11.2 million as of March 31, 2015 compared to March 31, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Current tax expense.    Current tax expense increased by $3.5 million, from $1.7 million for the three months ended March 31,  2014 to $5.2 million for the three months ended March 31, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Program Services Segment — Results of Operations	Three Months Ended
	March 31,
($ in thousands)	2015	2014

Revenues:
Premiums earned	$(11)	$(16)
Ceding fees	14,144	9,902
Total revenues	14,133	9,886

Expenses:
Losses and loss adjustment expenses	414	247
Commissions	—	(5)
Taxes, licenses, and fees	5	6
General and administrative	3,133	2,856
Total expenses	3,552	3,104

Income before income taxes	$10,581	$6,782

Program gross expense ratio	1.2%	1.4%
Gross premiums written	$264,912	$204,158
Gross premiums earned	$232,933	$175,103

Program Services Segment Results of Operations for the Three Months Ended March 31, 2015 compared with the Three Months Ended March 31,  2014

Ceding fees. Ceding fees increased by $4.2 million, or 42.8%, from $9.9 million for the three months ended March 31, 2014 to $14.1 million for the three months ended March 31, 2015, primarily due to an increase in Program gross earned premium from $175.1 million for the three months ended March 31, 2014 to $232.9 million for the three months ended March 31, 2015.  This increase was primarily generated by improvement from two sources.  First, two large programs experienced growth in ceding fees in 2015 totaling $1.5 million.  Second, another significant program, Nephila, began writing business in 2014 but had not produced premium as of March 31, 2014.  For the three months ended March 31, 2015, ceding fees earned for Nephila were  $1.9 million,  consisting of premium related fees of $0.6 million and capacity fees of $1.3 million.

Losses and loss adjustment expenses. Losses and LAE incurred in the run-off of the retained business increased by $0.2 million from $0.2 million for the three months ended March 31, 2014 to $0.4 million for the three months ended March 31, 2015.  The increase in losses and LAE for the three months ended March 31, 2015, was primarily related to strengthening reserves on run-off programs.

General and administrative expense. General and administrative expense increased by $0.2 million, or 9.7%, from $2.9 million for the three months ended March 31, 2014 to $3.1 million for the three months ended March 31, 2015.  The increase is primarily due to increases in stock-based compensation expense and professional fees.

Lender Services Segment — Results of Operations	Three Months Ended
	March 31,
($ in thousands)	2015	2014

Revenues:
Premiums earned	$29,295	$22,802
Commission income	370	417
Other income	351	311
Total revenues	30,016	23,530

Expenses:
Losses and loss adjustment expenses	13,119	9,749
Commissions	1,497	841
Taxes, licenses, and fees	707	599
General and administrative	10,173	10,197
Total expenses	25,496	21,386

Income before income taxes	$4,520	$2,144

Net loss ratio	44.8%	42.8%
Net expense ratio	42.2%	51.0%
Net combined ratio	87.0%	93.8%

Gross premiums written	$32,649	$26,110
Net premiums written	$26,882	$19,368

Lender Services Segment Results of Operations for the Three Months Ended March 31, 2015 compared with the Three Months Ended March 31,  2014

Premiums earned. Premiums earned increased by $6.5 million, or 28.5%, from $22.8 million for the three months ended March 31, 2014 to $29.3 million for the three months ended March 31, 2015, $3.7 million of which is related to the amendment of the CUNA Mutual alliance agreement.    Contributing to this increase are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Losses and loss adjustment expenses. Losses and LAE increased by $3.4 million, or 34.6%, from $9.7 million for the three months ended March 31, 2014 to $13.1 million for the three months ended March 31, 2015, which is partly a result of higher earned premiums. A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims. The net loss ratio slightly increased from 42.8% for the three months ended March 31, 2014 to 44.8% for the three months ended March 31, 2015.

Commissions. Commission expense increased by $0.7 million from $0.8 million for the three months ended March 31, 2014 to $1.5 million for the three months ended March 31, 2015, primarily due to an increase in premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense. General and administrative expense remained flat for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increases resulting from salaries, stock-based compensation, and employee health insurance were offset by decreases in bonuses and amortization of intangible assets.

Corporate Segment — Results of Operations	Three Months Ended
	March 31,
($ in thousands)	2015	2014

Revenues:
Net investment income	$1,681	$1,112
Realized net investment gains	265	400
Other income	34	599
Total revenues	1,980	2,111

Expenses:
General and administrative	2,836	1,524
Founder special compensation	—	11,203
Interest expense	500	574
Total expenses	3,336	13,301

Income (loss) before income taxes	(1,356)	(11,190)

Income tax expense	5,071	1,136

Net income (loss)	$(6,427)	$(12,326)

Adjusted pre-tax income (loss)	$(1,356)	$13
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$(1,356)	$(11,190)
Plus: Founder special compensation (1)	—	11,203
Adjusted pre-tax income (loss)	$(1,356)	$13

(1)

During the periods presented, we made special compensation payments to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Following the completion of the private placement, we ceased paying founder special compensation.

Corporate Segment Results of Operations for the Three Months Ended March 31, 2015 compared with the Three Months Ended March 31,  2014

Investment income. Investment income increased by $0.6 million, or 51.2%, from $1.1 million for the three months ended March 31, 2014 to $1.7 million for the three months ended March 31, 2015.  This is primarily due to an increase in investment holdings as a result of the net proceeds of the private placement.

Other income.  Other income decreased by $0.6 million, from $0.6 million for the three months ended March 31, 2014.  This decrease is primarily related to termination of a tenant lease in November 2014.

General and administrative expense.  General and administrative expense increased by $1.3 million, from $1.5 million for the three months ended March 31, 2014 to $2.8 million for the three months ended March 31, 2015, primarily due to stock-based compensation expense, professional fees and employee health insurance.

Founder special compensation. Founder special compensation decreased by $11.2 million as of March 31, 2015 compared to March 31, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Income tax expense. Income tax expense increased by $4.0 million, from $1.1 million for the three months ended March 31,  2014 to $5.1 million for the three months ended March 31, 2015, primarily resulting from the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return. We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit and short-term money market funds.  As of March 31, 2015, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 5.4% of the portfolio. The average duration, excluding convertible securities, was 3.9 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include preferred stock and common stock of U.S. corporations. Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors. We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
March 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$310,676	$8,462	$(693)	$318,445
Total equity securities	1,967	1,204	—	3,171
Total investments	$312,643	$9,666	$(693)	$321,616

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$305,019	$6,228	$(1,336)	$309,911
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

The table below summarizes the credit quality of our fixed-maturity securities as of March 31, 2015, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$14,382	$14,660	4.60%
AAA	152,782	155,718	48.90%
AA, AA+, AA-	66,895	68,315	21.45%
A, A+, A-	37,787	39,322	12.35%
BBB, BBB+, BBB-	31,373	32,506	10.21%
BB+ and lower	7,457	7,924	2.49%
Total	$310,676	$318,445	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of March 31, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$12,754	$12,887
Due after one year through five years	77,637	79,368
Due after five years through ten years	91,094	93,760
Due after ten years	10,402	11,241
Residential mortgage-backed securities	93,933	95,664
Commercial mortgage-backed securities	24,856	25,525
	$310,676	$318,445

The tables below summarize the gross unrealized losses of fixed-maturity and equity securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$22,060	$(300)	$13,368	$(393)	$35,428	$(693)
Total equity securities	—	—	—	—	—	—
Total investments	$22,060	$(300)	$13,368	$(393)	$35,428	$(693)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)
Total equity securities	—	—	—	—	—	—
Total investments	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

There were 69 and 143 securities at March 31, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired. Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value. Therefore, management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate. These deposits are fixed maturity securities at fair values totaling $53.1 million and $36.9 million at March 31, 2015 and December 31, 2014, respectively. The increase in the amounts on deposit at March 31, 2015 is primarily due to an increase in the required deposits for workers’ compensation business.

Fair value of financial instruments. ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are all considered level 2 investments.

Liquidity

We are organized as a holding company with three domestic insurance company subsidiaries (“Insurance Subsidiaries”), as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. We pay claims using cash flow from operations and invest our excess cash primarily in fixed-income securities. We expect that projected cash flows from operations, as well as the net proceeds from the private placement that we contributed to our insurance subsidiaries, will provide us with sufficient liquidity to fund our anticipated growth, as well as to pay claims and operating expenses, and to pay interest on debt facilities and other holding company expenses for the foreseeable future.  However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.  We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $21.6 million and $15.6 million as of December 31, 2014 and 2013, respectively. In addition, we are able to generate substantial cash flow outside of our regulated insurance company subsidiaries through intercompany agency and management agreements between our insurance subsidiaries and our agency, TBA. TBA functions as a managing general agent for SNIC and NSIC in connection with the Lender Services segment, overseeing the underwriting of the CPI business.  In addition, under the management agreement TBA provides business development, financial monitoring and other oversight functions to all of our insurance subsidiaries.

The following table is a summary of our consolidated statements of cash flows:

	Three Months Ended
	March 31,
($ in thousands)	2015	2014

Cash and cash equivalents provided by (used in):
Operating activities	$(437)	$(17,827)
Investing activities	(6,672)	(2,322)
Financing activities	—	(11,519)
Net change in cash and equivalents	$(7,109)	$(31,668)

Comparison of Three Months Ended March 31, 2015 and 2014

Net cash used in operating activities was $17.4 million lower for the three months ended March 31, 2015 compared to the three months ended March 31,  2014.  The decrease is primarily related to paying founder special compensation of $11.2 million as of March 31, 2014 compared to zero at March 31, 2015.  We ceased paying founder special compensation following the completion of the private placement.  Also contributing to the decrease is the change to the Company’s retention related to the CUNA Mutual Alliance agreement to 70% from 50%.

Net cash used in investing activities was $6.7 million for the three months ended March 31, 2015 while net cash used in investing activities was $2.3 million for the three months ended March 31,  2014.  The $4.4 million increase in cash used in investing activities as of March 31, 2015 was primarily due to investing excess cash.

Net cash used in financing activities decreased $11.5 million for the three months ended March 31, 2015 compared to the three months ended March 31,  2014.  Dividends paid in 2014 were primarily related to the payment of estimated taxes for the “S” Corporation in the first quarter. A dividend was declared during the three months ended March 31, 2015 but had not been paid as of March 31, 2015.

Other Material Changes in Financial Position

	March 31,	December 31,
($ in thousands)	2015	2014
Selected Assets:
Accounts receivable from agents, net	$23,295	$18,528
Reinsurance recoverable on paid losses	948	1,200
Reinsurance recoverables	1,711,956	1,656,534
Goodwill and intangible assets, net	6,502	6,683
Deferred income taxes, net	23,037	23,864

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,235,049	$1,209,905
Unearned premiums	508,931	480,124
Allowance for policy cancellations	50,428	55,500
Deferred ceding fees	25,401	23,612
Subordinated debentures	44,500	44,500
Other liabilities	27,877	28,642

Accounts receivable from agents, net.    During the three months ended March 31, 2015, accounts receivable from agents increased $4.8 million from December 31, 2014, as a result of growth in Program Services business due to the addition of new programs and expansion of existing programs.  This balance reflects ceding fees and premium taxes due as calculated on gross premium written.

Reinsurance recoverables.    As of March 31, 2015, we held $2.2 billion in collateral securing $1.3 billion in reinsurance recoverables. In addition, we had $431.5 million of unsecured reinsurance recoverables, of which $425.8 million relates to the Program Services segment and $5.7 million relates to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier.  During the three months ended March 31, 2015, reinsurance recoverables increased $55.4 million from December 31, 2014, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  This balance reflects the receivable for ceded unearned premiums and ceded loss and LAE reserves.  The $55.4 million increase is reflected in both the unearned premiums and the unpaid losses and loss adjustment expenses increases of $28.8 million and $25.1 million, respectively.

Allowance for policy cancellations.    Allowance for policy cancellations decreased by $5.1 million in 2015 primarily due to lower CPI premiums (gross of cancellations) written in the first three months of 2015 compared to the last three months of 2014, which is consistent with the Company’s experience of seasonality for this line of business.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the three months ended March 31, 2015 and March 31,  2014 included upward revisions to prior year estimates of $2.0 million and  $3.1 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the three months ended March 31, 2015 and 2014 was approximately $1.0 million and $1.4 million, respectively.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts. The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.   These trusts’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  The three month LIBOR at March 31, 2015, was 0.27%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Liquidity Risk

Liquidity risk represents our potential inability to meet all payment obligations when they become due. We maintain sufficient cash and marketable securities to fund claim payments and operations.

Credit Risk

We are exposed to credit risk from potential losses arising principally from the financial condition of our third party reinsurers, and also from potential losses in our investment portfolio.  Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk generally by either (1) selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better, have $300 million in surplus and are a Texas or Delaware (for USIC) authorized reinsurer at the time we enter into the agreement, or (2) requiring that the reinsurer post substantial collateral to secure the reinsured risks.  Security can take the form of collateral (in the form of security posted with a trustee pursuant to a related agreement, or evergreen letter of credit), or guaranty by a related third party that we believe has the ability to pay.  The security amount is a function of the policyholder liabilities (unearned premiums, loss and LAE reserves or other amounts that is more representative of the amounts at risk). Excess security is required when a reinsurer does not meet the above financial requirements to provide a “cushion” for inadequate estimates of policyholder liabilities.  Unless there is some mitigating factor, we control the ability to set policyholder liability amounts for security purposes.

Security is also immediately required if a reinsurer falls below the benchmark rating during the term of a reinsurance agreement. Existing security may be increased if a reinsurer is downgraded during the term of a reinsurance agreement or experiences a significant loss in policy holder surplus.

Collateral levels are reviewed weekly, on each reinsurer on which security is required. Collateral calculations are adjusted as monthly activity reports are received on individual programs and as collateral account balance information is available.  Collateral is collected for estimated policyholder liabilities a quarter in advance at the end of each calendar quarter.

We also evaluate the credit risk of our investment portfolio. The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Approximately 75% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

We had fixed-maturity securities with a fair value of $318.4 million and an amortized cost of $310.7 million as of March 31, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of March 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of March 31, 2015.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$280,314	$(38,131)	(11.97)%
200 basis point increase	292,996	(25,449)	(7.99)%
100 basis point increase	305,815	(12,630)	(3.97)%
No change	318,445	—	0.00
100 basis point decrease	330,506	12,061	3.79%
200 basis point decrease	341,976	23,531	7.39%
300 basis point decrease	353,545	35,100	11.02%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of March 31, 2015, we had $44.5 million of debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Item 1A:Risk Factors

There have been no material changes to the Risk Factors described in Item 1A, "Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2:Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

STATE NATIONAL COMPANIES, INC.

Date:	May 14, 2015	/s/ Terry Ledbetter
Terry Ledbetter
President and Chief Executive Officer

Date:	May 14, 2015	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1

Restricted Stock Award Agreement, dated March 30, 2015, by and between the Company and Terry Ledbetter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document