Form 10-Q
period 2015-06-30
State National Companies, Inc.
filed 2015-08-12
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas 76021	76021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
(Common stock, $.001 par value)	44,488,190 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $309,027, $305,019, respectively)	$311,511	$309,911
Equity securities – available-for-sale, at fair value (cost – $2,103, $1,419, respectively)	3,221	2,642
Total investments	314,732	312,553

Cash and cash equivalents	47,243	38,348
Restricted cash and investments	3,716	6,597
Accounts receivable from agents, net	24,579	18,528
Reinsurance recoverable on paid losses	1,103	1,200
Deferred acquisition costs	834	1,036
Reinsurance recoverables	1,783,801	1,656,534
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	17,758	18,397
Interest receivable	1,981	1,795
Deferred income taxes, net	27,125	23,864
Goodwill and intangible assets, net	6,320	6,683
Other assets	5,243	6,229
Total assets	$2,234,435	$2,091,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

 ($ in thousands, except for share and per share information)

	June 30,	December 31,
	2015	2014
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,264,456	$1,209,905
Unearned premiums	549,798	480,124
Allowance for policy cancellations	52,552	55,500
Deferred ceding fees	29,048	23,612
Accounts payable to agents	1,946	2,448
Accounts payable to insurance companies	3,619	4,399
Subordinated debentures	44,500	44,500
Income taxes payable	3,092	1,762
Other liabilities	26,984	28,642
Total liabilities	1,975,995	1,850,892

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 44,488,190 and 44,247,102 shares issued at June 30, 2015 and December 31, 2014, respectively)	44	44
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014)	—	—
Additional paid-in capital	222,487	220,577
Retained earnings	33,577	16,108
Accumulated other comprehensive income	2,332	4,143
Total shareholders’ equity	258,440	240,872
Total liabilities and shareholders’ equity	$2,234,435	$2,091,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 ($ in thousands, except for per share information)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues:
Premiums earned	$25,705	$21,200	$54,989	$43,986
Commission income	364	345	734	762
Ceding fees	16,379	10,956	30,523	20,858
Net investment income	2,272	1,106	3,953	2,218
Realized net investment gains	1,186	495	1,451	895
Other income	462	1,301	847	2,211
Total revenues	46,368	35,403	92,497	70,930

Expenses:
Losses and loss adjustment expenses	12,649	8,318	26,182	18,314
Commissions	1,260	393	2,757	1,229
Taxes, licenses, and fees	563	625	1,275	1,230
General and administrative	16,051	12,931	32,193	27,508
Founder special compensation	—	6,711	—	17,914
Offering-related expenses	—	7,129	—	7,129
Contract modification expense	—	17,800	—	17,800
Interest expense	505	574	1,005	1,148
Total expenses	31,028	54,481	63,412	92,272

Income (loss) before income taxes	15,340	(19,078)	29,085	(21,342)

Income taxes:
Current tax expense	7,770	2,075	13,014	3,753
Deferred tax benefit	(2,112)	(21,760)	(2,285)	(22,302)
	5,658	(19,685)	10,729	(18,549)
Net income (loss)	$9,682	$607	$18,356	$(2,793)

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.22	$0.02	$0.41	$(0.08)
Diluted earnings per share	0.22	0.02	0.41	(0.08)

Dividends, per share	$0.01	$0.14	$0.02	$0.48

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 ($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net income (loss)	$9,682	$607	$18,356	$(2,793)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(4,709)	1,987	(1,763)	3,594
Tax effect on unrealized holding gains (losses) during the period	1,652	(700)	621	(1,245)
Less: reclassification adjustments for realized gains included in net income	(935)	(446)	(1,023)	(737)
Tax effect on reclassification adjustments for realized gains included in net income	323	157	354	257
Other comprehensive income (loss)	(3,669)	998	(1,811)	1,869

Total comprehensive income (loss)	$6,013	$1,605	$16,545	$(924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

 ($ in thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2013	$41	$24,367	$128,830	$(10,000)	$2,116	$145,354
Retirement of treasury stock	(7)	(9,993)	—	10,000	—	—
Issuance of common stock	31	289,291	—	—	—	289,322
Costs directly attributable to the issuance of common stock	—	(1,578)	—	—	—	(1,578)
Redemption of existing common stock	(21)	(190,574)	—	—	—	(190,595)
Stock-based compensation expense	—	2,012	—	—	—	2,012
Conversion from S corporation to C corporation tax status	—	107,052	(107,052)	—	—	—
Dividends declared	—	—	(16,683)	—	—	(16,683)
Net income	—	—	11,013	—	—	11,013
Other comprehensive income, net of tax	—	—	—	—	2,027	2,027
Balance at December 31, 2014	44	220,577	16,108	—	4,143	240,872
Stock-based compensation expense	—	1,910	—	—	—	1,910
Dividends declared	—	—	(887)	—	—	(887)
Net income	—	—	18,356	—	—	18,356
Other comprehensive loss, net of tax	—	—	—	—	(1,811)	(1,811)
Balance at June 30, 2015	$44	$222,487	$33,577	$—	$2,332	$258,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 ($ in thousands)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Operating activities
Net cash provided by (used in) operating activities	$13,786	$(18,141)

Investing activities
Purchase of investments	(37,437)	(27,865)
Proceeds from sale of investments	16,259	9,569
Proceeds from maturities and principal receipts	16,882	11,956
Proceeds from dispositions of property and equipment	448	910
Purchase of property and equipment	(601)	(1,542)
Net cash used in investing activities	(4,449)	(6,972)

Financing activities
Dividends paid	(442)	(16,240)
Proceeds from issuances of common stock	—	289,322
Costs directly attributable to the issuance of common stock	—	(1,257)
Redemption of existing common stock	—	(190,595)
Net cash provided by (used in) financing activities	(442)	81,230

Net change in cash and cash equivalents	8,895	56,117
Cash and cash equivalents at beginning of period	38,348	69,431
Cash and cash equivalents at end of period	$47,243	$125,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

State National Companies, Inc. (the Company) refers to a group of companies that conduct insurance-related activities along two major segments.  The Company’s Program Services segment generates fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (GAs), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  Substantially all of the risk associated with the program business is ceded to unaffiliated, highly rated reinsurance companies or other reinsurers that provide collateral.  The Company’s Lender Services segment involves the writing and insuring of lines of insurance marketed to lending institutions, primarily collateral protection insurance (CPI) policies.

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

The interim financial data as of June 30, 2015 and 2014 is unaudited.  However, in the opinion of the Company’s management (Management), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for fair statements of the results for the interim period.  The results of operations for the period ended June 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year.

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

Income Taxes

Prior to June 25, 2014, the Company had elected for its parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code.  At that time, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  Prior to this change in tax status, deferred income taxes were recorded only on the Company’s insurance subsidiaries (and their immediate parent)

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.  Prior to June 25, 2014, all other entities included in the consolidated group filed under Subchapter S Corporation status; therefore, no provision for income taxes had been recorded for these entities.  On June 25, 2014, the Company recorded a net deferred income tax benefit related to this change in tax status to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at June 30, 2015 and December 31, 2014.

Stock-based Compensation

Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for restricted stock grants and stock option awards that contain a service condition are recognized on a straight line pro rata basis over the vesting period.  For restricted stock awards that contain a performance condition, the expense is recognized based on the awards expected to vest and the cumulative expense is adjusted whenever our estimate of the number of awards to vest changes.  See Note 7 — “Stock-based Payments” for related disclosures.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued an accounting standards update (ASU 2014-12), “Compensation – Stock Compensation” (Topic 718).  The main provision of this ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods.  The Company awarded performance based stock compensation on March 30, 2015.  The Company expects the impact of this pronouncement to be minimal.

In May 2014, the FASB issued an accounting standards update (ASU 2014-09), “Revenue from Contracts with Customers” (Topic 606).  The core guidance of the ASU presents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that period.  However, the FASB

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

issued a proposed ASU to defer the effective date to December 15, 2017.  Early adoption is not permitted under GAAP.  As insurance contracts are excluded from this ASU, the Company is currently evaluating what impact, if any, this ASU will have on our financial results and disclosures and which adoption method to apply.

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

In May 2015, the FASB issued an accounting standards update (ASU No. 2015-09), “Disclosures about Short-Duration Contracts” (Topic 944) intended to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts.  The amendments in this update are expected to increase transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates.  This ASU will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  The Company is currently evaluating what impact this ASU will have on our disclosures.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
June 30, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$13,812	$174	$(23)	$13,963
Government agency	2,300	48	(4)	2,344
State and municipality	67,102	791	(274)	67,619
Industrial and miscellaneous	114,055	1,768	(921)	114,902
Residential mortgage-backed	87,827	1,506	(695)	88,638
Commercial mortgage-backed	22,992	159	(78)	23,073
Redeemable preferred stock	939	33	—	972
Total fixed-maturity securities	309,027	4,479	(1,995)	311,511

Equity securities
Non-redeemable preferred stock	2,091	729	(42)	2,778
Common stock	12	431	—	443
Total equity securities	2,103	1,160	(42)	3,221
Total investments	$311,130	$5,639	$(2,037)	$314,732

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$13,896	$195	$(49)	$14,042
Government agency	2,325	57	(9)	2,373
State and municipality	61,179	1,200	(27)	62,352
Industrial and miscellaneous	108,125	2,582	(460)	110,247
Residential mortgage-backed	96,610	1,825	(764)	97,671
Commercial mortgage-backed	22,483	339	(27)	22,795
Redeemable preferred stock	401	30	—	431
Total fixed-maturity securities	305,019	6,228	(1,336)	309,911

Equity securities
Non-redeemable preferred stock	1,407	806	—	2,213
Common stock	12	417	—	429
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$1,643	$(15)	$1,201	$(8)	$2,844	$(23)
Government agency	678	(4)	—	—	678	(4)
State and municipality	34,672	(264)	671	(10)	35,343	(274)
Industrial and miscellaneous	36,475	(838)	422	(83)	36,897	(921)
Residential mortgage-backed	22,073	(233)	11,908	(462)	33,981	(695)
Commercial mortgage-backed	11,099	(78)	—	—	11,099	(78)
Total fixed-maturity securities	$106,640	$(1,432)	$14,202	$(563)	$120,842	$(1,995)

Equity securities
Non-redeemable preferred stock	739	(42)	—	—	739	(42)
Total equity securities	739	(42)	—	—	739	(42)
	$107,379	$(1,474)	$14,202	$(563)	$121,581	$(2,037)

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$522	$(2)	$3,094	$(47)	$3,616	$(49)
Government agency	—	—	685	(9)	685	(9)
State and municipality	4,164	(10)	2,001	(17)	6,165	(27)
Industrial and miscellaneous	34,433	(418)	2,637	(42)	37,070	(460)
Residential mortgage-backed	15,491	(94)	19,428	(670)	34,919	(764)
Commercial mortgage-backed	2,528	(14)	694	(13)	3,222	(27)
Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices.  There were 174 securities in an unrealized loss position at June 30, 2015.  Over 97% of these investments were investment-grade at June 30, 2015.  The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities through June 30, 2015 and 2014 were $16.3 million and $9.6 million, respectively.

The following table presents the Company’s gross realized gains (losses) for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2015	2014	2015	2014
Realized gains:
Fixed-maturity securities	$1,476	$495	$1,822	$890
Equity securities	398	3	414	29
Gross realized gains	1,874	498	2,236	919
Realized losses:
Fixed-maturity securities	(620)	(3)	(717)	(22)
Equity securities	(68)	—	(68)	(2)
Gross realized losses	(688)	(3)	(785)	(24)
Net realized investment gains	$1,186	$495	$1,451	$895

The Company had two non-cash exchanges of investment securities for the period ending June 30, 2015 and two non-cash exchanges for the period ending June 30, 2014.  Non-cash consideration received for these exchanges was $761 thousand and $794 thousand for the periods ending June 30, 2015 and June 30, 2014, respectively.  Gains of $72 thousand and $264 thousand were recognized on these exchanges and are reflected in the “Realized net investment gains” balance shown on the condensed consolidated statements of income.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of June 30, 2015:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$9,333	$9,187
Due after one year through five years	85,118	86,120
Due after five years through ten years	92,665	93,157
Due after ten years	11,092	11,336
Residential mortgage-backed securities	87,827	88,638
Commercial mortgage-backed securities	22,992	23,073
	$309,027	$311,511

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $1.2 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.37% of the Company’s total investments as of June 30, 2015.  The Company does not own mortgage derivatives.

Net investment income for the periods ended June 30, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2015	2014	2015	2014

Interest on investments	$2,348	$1,172	$4,169	$2,400
Dividends	70	38	99	61
Gross investment income	2,418	1,210	4,268	2,461
Investment expenses	(146)	(104)	(315)	(243)
Net investment income	$2,272	$1,106	$3,953	$2,218

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (SNIC), National Specialty Insurance Company (NSIC) and United Specialty Insurance Company (USIC) are required to maintain deposits in various states where they are licensed to operate.  These deposits consisted of fixed-maturity securities at fair values totaling $53 million and $36.9 million at June 30, 2015 and December 31, 2014, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

3. Income Tax Provision

The Company computes its provision for income taxes in interim periods by applying its estimated annual effective tax rate against income before income tax expense for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The magnitude of the impact that discrete items have on the Company’s quarterly effective tax rate is dependent on the level of income in the period.  Prior to the private placement, the Company computed its income tax provision using a 34.3% federal statutory tax rate as its taxable income was within the graduated rates of 34.0% to 35.0%.  Prior to June 25, 2014, such a provision applied only to the Company’s insurance subsidiaries and their parent company, State National Intermediate Holdings, Inc. (SNIH).  The Company’s other entities, including the ultimate parent company, previously qualified for Subchapter S Corporation status for federal income tax purposes.  On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  As a result, the Company is taxed as a C corporation and the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34.3% to 35.0%.  The “exclusion of Subchapter S income” reflects the effect of the lack of income tax expense recorded for the Subchapter S entities for the period ended June 25, 2014.  A reconciliation of federal income tax expense computed by applying the federal statutory tax rate to income (loss) before income taxes for the six month periods ended June 30 is as follows:

	2015		2014
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$10,180	35.0%	$(7,469)	35.0%
Exclusion of Subchapter S income	—	—	8,443	(39.6)
Change in tax status	—	—	(19,530)	91.5
Change in federal statutory rate	—	—	(76)	0.4
Tax-exempt income	(228)	(0.7)	(58)	0.3
State income taxes	818	2.9	128	(0.6)
Other	(41)	(0.3)	13	(0.1)
Total income tax expense	$10,729	36.9%	$(18,549)	86.9%

4. Reinsurance

Through unaffiliated general agents, SNIC, NSIC, and USIC write property and casualty lines of business.  This business is written and reinsured pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are tripartite agreements executed by SNIC, NSIC, or USIC, the reinsurer, and the general agent.  Substantially all of the risk associated with this business is borne by the reinsurer.  As compensation for writing this business, SNIC, NSIC, and USIC receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents.  If the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.  In addition, the Company is party to a reinsurance agreement in which it cedes a percentage of certain CPI policies to CUMIS Insurance Society, Inc. (CUNA Mutual) and receives a ceding commission related to these policies.

The Company earns minimum ceding fees on certain programs based on estimates of annual premiums to be written for those programs that are subject to minimum premium levels and related ceding fees.  The company re-estimated its 2015 annual projection for such programs during the second quarter 2015, which resulted in an additional $1.25 million of minimum ceding fees earned for the three and six month periods ended June 30, 2015.

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

	June 30,	December 31,
($ in thousands)	2015	2014
Ceded unearned premiums	$530,019	$456,754
Ceded loss and loss adjustment expense reserves	1,253,782	1,199,780
Total reinsurance recoverables	1,783,801	1,656,534
Secured reinsurance recoverables	(1,482,425)	(1,209,032)
Unsecured reinsurance recoverables	$301,376	$447,502

The fair value of the collateral held by SNIC, NSIC and USIC is approximately 167% of the secured reinsurance recoverables as of June 30, 2015.

5. Fair Value Measurements

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

Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

June 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$13,963	$—	$13,963
Government agency	—	2,344	—	2,344
State and municipality	—	67,619	—	67,619
Industrial and miscellaneous	—	114,902	—	114,902
Residential mortgage-backed	—	88,638	—	88,638
Commercial mortgage-backed	—	23,073	—	23,073
Redeemable preferred stock	—	972	—	972
Total fixed-maturity securities	—	311,511	—	311,511

Equity securities
Non-redeemable preferred stock	—	2,778	—	2,778
Common stock	—	443	—	443
Total equity securities	—	3,221	—	3,221
Total investments	$—	$314,732	$—	$314,732

December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$14,042	$—	$14,042
Government agency	—	2,373	—	2,373
State and municipality	—	62,352	—	62,352
Industrial and miscellaneous	—	110,247	—	110,247
Residential mortgage-backed	—	97,671	—	97,671
Commercial mortgage-backed	—	22,795	—	22,795
Redeemable preferred stock	—	431	—	431
Total fixed-maturity securities	—	309,911	—	309,911

Equity securities
Non-redeemable preferred stock	—	2,213	—	2,213
Common stock	—	429	—	429
Total equity securities	—	2,642	—	2,642
Total investments	$—	$312,553	$—	$312,553

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending June 30, 2015 and December 31, 2014.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at June 30, 2015 and December 31, 2014.

6. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  Effective January 1, 2015, the Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  For employee contributions made prior to January 1, 2015, the Company was required to make matching contributions of 50% of employees’ contributions, limited to 6% of eligible employees’ compensation.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended June 30, 2015 was $328 thousand (2014 - $289 thousand) and the six months ended June 30, 2015 was $675 thousand (2014 - $624 thousand).

7. Stock-based Payments

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

On June 25, 2015, the Company granted 11,028 shares of restricted stock to our non-employee directors.  These restricted stock grants are classified as equity awards and will be recognized on a straight-line basis over a 1 year vesting period.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8. Concentration of Risk

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.  The Company monitors the financial stability of these institutions regularly, and Management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

A significant portion of the Company’s writings occurs in California, Texas, New York and Florida.  Three customers comprised approximately 7% of the Company’s CPI writings at June 30, 2015. Four reinsurers represent approximately 45% of the Company’s unsecured ceded balances at June 30, 2015.

9.  Commitments and Contingencies

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

In July 2009, the Company formed a Collateral Protection Alliance (the Alliance) with CUMIS Insurance Society, Inc., a subsidiary of CUNA Mutual, to administer and write CPI business for CUNA Mutual’s customers.  The Alliance includes an agency agreement and a reinsurance agreement whereby the Company cedes a portion of the business back to CUNA Mutual.  In connection with the Alliance, the Company has a purchase option and CUNA Mutual has a put option, whereby the Company is obligated to purchase CUNA Mutual’s right to participate in future program business in the event of termination of the Alliance at a specified price.  The terms of the Alliance with CUNA Mutual were modified on May 19, 2014 whereby CUNA Mutual’s quota share percentage under the reinsurance agreement was reduced; the Alliance was extended through July 31, 2018 with an automatic three-year renewal (subject to the right of either party to give notice of nonrenewal); the termination rights for each party were modified, and the purchase price calculation was modified.  In consideration of these changes, State National accrued an expense of $17.8 million as of June 30, 2014.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10. Earnings Per Share

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share.  Earnings per share have been adjusted to reflect a 736 for 1 stock split in the form of a stock dividend on June 23, 2014.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands, except for per share amounts)	2015	2014	2015	2014

Numerator for both basic and diluted earnings per share:
Net income (loss)	$9,682	$607	$18,356	$(2,793)

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	44,247,102	34,727,429	44,247,102	34,455,221

Dilutive effect of outstanding securities (determined using the treasury stock method)	4,739	660	2,406	—

Weighted-average common shares outstanding and potential common shares outstanding	44,251,841	34,728,089	44,249,508	34,455,221

11. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2015	2014	2015	2014
Revenues:
Program	$16,376	$10,956	$30,509	$20,842
Lender	26,443	21,854	56,459	45,384
Corporate	3,549	2,593	5,529	4,704
Consolidated Revenues	$46,368	$35,403	$92,497	$70,930

Income (loss) before income taxes:
Program	$12,817	$9,011	$23,398	$15,793
Lender	2,572	(14,766)	7,092	(12,622)
Corporate	(49)	(13,323)	(1,405)	(24,513)
Consolidated Income (loss) before income taxes	$15,340	$(19,078)	$29,085	$(21,342)

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following tables summarize the financial assets of the Company’s segments as of the periods indicated:

	June 30,	December 31,
($ in thousands)	2015	2014
Assets:
Program	$1,809,584	$1,677,971
Lender	14,531	16,270
Corporate	410,320	397,523
	$2,234,435	$2,091,764

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Other Statements

Various statements contained in this Form 10-Q are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and the Company’s future production, revenues, income and capital spending.  The Company’s forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “believe,” “expect,” “will,” “plan,” “target,” “could” or other words that convey the uncertainty of future events or outcomes.

There can be no assurance that actual developments will be those anticipated by us, and therefore you are cautioned not to place undue reliance on the Company’s forward-looking statements.  Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, our ability to recover from our capacity providers, the cost and availability of reinsurance coverage, challenges to our use of issuing carrier or fronting arrangements by regulators or changes in state or federal insurance or other statutes or regulations, our dependence on a limited number of business partners, potential regulatory scrutiny of lender-placed automobile insurance, level of new car sales, availability of credit for vehicle purchases and other factors affecting automobile financing, our ability to compete effectively, a downgrade in the financial strength ratings of our insurance subsidiaries, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, changes in interest rates or other changes in the financial markets, the effects of emerging claim and coverage issues, changes in the demand for our products, the effect of general economic conditions, breaches in data security or other disruptions with our technology, and changes in pricing or other competitive environments.

Forward-looking statements involve inherent risks and uncertainties that are difficult to predict and many of which are beyond the Company’s control.  The Company cautions readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements, and other written communications, as well as oral statements made from time to time by representatives of the Company.  These and other important factors, including those contained in Item 1A, "Risk Factors” in the 2014 Annual Report on Form 10-K, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements contained in this Form 10-Q speak only as of the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier (“fronting”) capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers.  As such, this segment generates very large gross premiums with no net premiums (except for the run-off of the retained business as described below).  In many cases, we hold significant collateral to secure the associated reinsurance recoverables.  Furthermore, since the funds related to settling balances

(premiums, commissions and losses) between the GAs and the reinsurers do not flow through the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts.  In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

Our Lender Services segment generates premiums primarily from providing collateral protection insurance, or CPI, to our credit union, bank and specialty finance company clients.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan.  Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan.  Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.

Factors Affecting Our Operating Results

Trending Market Opportunities.  We believe that macroeconomic conditions, including the availability of alternative capital in the insurance industry and increasing automobile sales, will provide us with growth opportunities in each of our business segments.  Increasing credit availability should further expand lenders’ loan portfolios to enhance our Lender Services results.  Increased capital in the reinsurance market coupled with a decline in reinsurance rates is causing reinsurers to review options for accessing the primary market, which should create demand for our fronting services in our Program Services segment.

In our Lender Services business, we believe that organic growth from our existing lender clients and potential new business from banks and specialty finance companies will be driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability.  We expect that growth in lenders’ portfolios will result in increased premium writings for us.  However, with the increasing availability of credit, we expect the credit quality of borrowers to deteriorate, resulting in increased losses and loss ratios in our Lender Services business compared to losses and loss ratios we experienced during prior periods when credit was not as available and the credit quality of borrowers would be expected to be higher.  For the six months ended June 30, 2015 and 2014, our net loss ratio was 45.8% and 42.0%, respectively.  We believe the credit quality of borrowers has declined over the last few years with the increasing availability of credit, and our loss ratio has increased consistent with this trend.

We believe that the increased role of capital market alternatives to reinsurance, including the capitalization of hedge fund-backed reinsurers and the growth of the off-shore reinsurance market, should drive demand for our Program Services, as these firms typically do not have direct access to the U.S. insurance market.  This increased demand is demonstrated in an increase in new programs sold.  The Company sold nine new programs for the first six months of 2015 compared to three new programs for the same period in 2014.  One example of a significant program with an institutional risk investor is Nephila Capital Ltd.  Nephila is a hedge fund with approximately $10 billion in assets under management that participates in the reinsurance market for catastrophe exposed property business.  Nephila is currently accessing the U.S. market through our insurance subsidiaries.  In 2014, we entered into an arrangement with Nephila under which we have granted Nephila the exclusive right to produce U.S. property insurance, predominantly in areas potentially affected by catastrophes, for us during 2015 and 2016.  Under this arrangement, Nephila has agreed to produce minimum premiums written of $300 million for 2015 and $400 million for 2016, with equivalent minimum ceding fees paid to us on such amounts whether or not the minimum premium levels are produced, subject to our maintaining our “A” A.M. Best rating and potential reductions to the extent we do not have the authority to write the particular policies they desire to have written and they write such policies through other providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees.”  For the six months ended June 30, 2015, ceding fees earned for this program were  $5.2 million.  This program began writing in the second quarter of 2014 and ceding fees were minimal.

In addition, downgrades of certain insurance companies create increased demand for our fronting services.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (MIG), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance

Corporation.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  For the six months ended June 30, 2015, we earned ceding fees of $7.3 million compared to $6.9 million for the six months ended June 30, 2014.  On July 7, 2015, Meadowbrook announced completion of the acquisition of Meadowbrook by Fosun International Limited.  It is unknown if Meadowbrook will seek to terminate our fronting arrangement.  If the fronting arrangement is terminated prior to June 30, 2016, we will earn at least the minimum ceding fees of $4.3 million payable in respect of the period July 1, 2015 to June 30, 2016.

Alliance with CUNA Mutual.  The Company’s alliance with CUNA Mutual that began in 2009 provides us access to a wider array of clients and added significant additional scale to our CPI business.  Prior to July 1, 2014, this business was subject to a 50% quota share agreement with CUNA Mutual.  In May 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange made payments to CUNA Mutual totaling approximately $17.8 million.  In addition, the term of the alliance has been extended at least through July 31, 2018.  For the six months ended June 30, 2015, we generated net earned premiums of $27.5 million ($7.2 million of which was related to the amendment of the alliance agreement) compared to $16.7 million for the six months ended June 30, 2014, through the alliance with CUNA Mutual.

Run-off of the Retained Business.  In the past, the Company has participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of June 30, 2015, we had net reserves of $3.4 million related to this business.

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

Founder Special Compensation.  Prior to the completion of the private placement, we paid special compensation to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter, in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Founder special compensation payments were discretionary and determined by the Company’s owners in the first or second quarter of the year in which they were made, based on current period considerations including capital position, estimated capital needs and liquidity, and earnings for the prior year.  We paid founder special compensation in the aggregate amount of $17.9 million for the six months ended June 30, 2014.  Following the completion of the private placement in June 2014, we ceased paying founder special compensation.

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

Stock-based compensation expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period.  Stock-based compensation expense was approximately $1.9 million for the six months ended June 30, 2015.  Upon completion of the private placement, the Company made grants of non-qualified stock options to certain officers to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors and 38,500 shares of stock to our employees.  These non-qualified stock options and restricted stock grants are classified as equity-based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.  The stock grants made to employees were expensed at their fair value and had no vesting or performance requirements.  On March 30, 2015, the Company made grants of 230,060 shares of restricted stock to certain officers.  These restricted stock grants are classified as equity-based awards and will be recognized based on achievement of performance objectives over one, two and three year performance periods.  On June 25, 2015, the Company granted 11,028 shares of restricted stock to our non-employee directors.  These restricted stock grants are classified as equity awards and will be recognized on a straight-line basis over a 1 year vesting period.

Other Measures and Ratios

Non-GAAP Measures

Adjusted pre-tax income.  Adjusted pre-tax income is considered a non-GAAP financial measure because it reflects adjustments to pre-tax income, which is the most directly comparable measure calculated in accordance with GAAP, for the amount of founder special compensation and the non-recurring offering related expenses and contract modification expense related to the amendment to our alliance with CUNA Mutual, as applicable.  The Company’s management (Management) believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted pre-tax income to evaluate core financial performance against historical results without the effect of these items.

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

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium.  Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services.  As a result, we are able to produce significant premium volume with only minimal operating expenses.  In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  For the six months ended June 30, 2015 and 2014, our ratio of operating expenses to gross premiums written, or program gross expense ratio, was 1.1% and 1.2%, respectively.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

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

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net loss and LAE incurred to net premiums earned. For the six months ended June 30, 2015 and 2014, our net loss ratio was 45.8% and 42.0%, respectively.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than most traditional insurance products due to the labor and systems intensive process involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the six months ended June 30, 2015 and 2014, our net expense ratio was 43.9% and 49.4%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the six months ended June 30, 2015 and 2014, our net combined ratio was 89.7% and 91.4%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios.  Our financial leverage ratio at June 30, 2015 was 17.2%, as compared to 18.5% at December 31, 2014.  Our objective is to maintain a financial leverage ratio in the range of 20% to 40%.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015.  Our critical accounting policies and estimates are described in our audited consolidated financial statements and the related notes in the Company’s 2014 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Premiums earned	$25,705	$21,200	$54,989	$43,986
Commission income	364	345	734	762
Ceding fees	16,379	10,956	30,523	20,858
Net investment income	2,272	1,106	3,953	2,218
Realized net investment gains	1,186	495	1,451	895
Other income	462	1,301	847	2,211
Total revenues	46,368	35,403	92,497	70,930

Expenses:
Losses and loss adjustment expenses	12,649	8,318	26,182	18,314
Commissions	1,260	393	2,757	1,229
Taxes, licenses, and fees	563	625	1,275	1,230
General and administrative	16,051	12,931	32,193	27,508
Founder special compensation	—	6,711	—	17,914
Offering-related expenses	—	7,129	—	7,129
Contract modification expense	—	17,800	—	17,800
Interest expense	505	574	1,005	1,148
Total expenses	31,028	54,481	63,412	92,272

Income (loss) before income taxes	15,340	(19,078)	29,085	(21,342)

Income taxes:
Current tax expense	7,770	2,075	13,014	3,753
Deferred tax benefit	(2,112)	(21,760)	(2,285)	(22,302)
	5,658	(19,685)	10,729	(18,549)
Net income (loss)	$9,682	$607	$18,356	$(2,793)

Adjusted pre-tax income	$15,340	$12,562	$29,085	$21,501
Reconciliation of adjusted pre-tax income:
Pre-tax income (loss)	$15,340	$(19,078)	$29,085	$(21,342)
Plus: Founder special compensation (1)	—	6,711	—	17,914
Plus: Offering-related expenses (2)	—	7,129	—	7,129
Plus: Contract modification expense (3)	—	17,800	—	17,800
Adjusted pre-tax income	$15,340	$12,562	$29,085	$21,501

Adjusted net income	$9,682	$8,502	$18,356	$13,395
Reconciliation of adjusted net income:
Net income (loss)	$9,682	$607	$18,356	$(2,793)
Plus (less): Provision for income taxes to reflect change to C corporation status (4)	—	1,797	—	3,957
Less: Recognition of deferred tax asset upon conversion to C corporation (5)	—	14,460	—	14,460
Plus: Founder special compensation (1) (6)	—	5,027	—	11,160
Plus: Offering-related expenses (2) (6)	—	4,441	—	4,441
Plus: Contract modification expense (3) (6)	—	11,090	—	11,090
Adjusted net income	$9,682	$8,502	$18,356	$13,395

(1)

During the periods presented, we made special compensation payments to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Following the completion of the private placement, we ceased paying founder special compensation.

(2)	Offering-related expenses are non-recurring expenses related to the Company’s private placement of common stock in 2014.
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

(6)	Founder special compensation, offering-related expenses, and contract modification expense are shown net of the estimated statutory federal and state income taxes for each period presented.

Consolidated Results of Operations for the Three Months Ended June 30, 2015 compared with the Three Months Ended June 30,  2014

Premiums earned.    Premiums earned increased by $4.5 million, or 21.3%, from $21.2 million for the three months ended June 30, 2014 to $25.7 million for the three months ended June 30, 2015.  This increase was primarily due to an increase in Lender Services premiums earned, $3.5 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Contributing to this increase are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Ceding fees.  Ceding fees increased by $5.4 million, or 49.5%, from $11.0 million for the three months ended June 30, 2014 to $16.4 million for the three months ended June 30, 2015, primarily due to an increase in Program gross earned premium and capacity fees.  Program gross earned premium increased from $200.1 million for the three months ended June 30, 2014 to $253.9 million for the three months ended June 30, 2015.  Two large programs experienced growth in ceding fees in 2015 totaling $1.2 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings compared to the business written for the three months ended June 30, 2015.  Ceding fees earned for Nephila were  $3.2 million, consisting of premium related fees of $0.7 million and capacity fees of $2.5 million for the three months ended June 30, 2015.  The company reduced its 2015 annual projection for Nephila written premiums from $200 million at March 31, 2015 to $150 million at June 30, 2015, the impact of which was an additional $1.25 million of capacity fees earned for the three months ended June 30, 2015.

Investment income.  Investment income increased by $1.2 million, from $1.1 million for the three months ended June 30, 2014 to $2.3 million for the three months ended June 30, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement.

Realized net investment gains.  Realized net investment gains increased by $0.7 million, from $0.5 million for the three months ended June 30, 2014 to $1.2 million for the three months ended June 30, 2015.   This is primarily due to an increase in the size of the investment portfolio and favorable market conditions contributing to gains on convertible securities.

Other income.  Other income decreased by $0.8 million, from $1.3 million for the three months ended June 30, 2014 to $0.5 million for the three months ended June 30, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

Losses and loss adjustment expenses.  Losses and LAE increased by $4.3 million, from $8.3 million for the three months ended June 30, 2014 to $12.6 million for the three months ended June 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A strengthening

economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $0.9 million from $0.4 million for the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased by $3.1 million or 24.1%, from $12.9 million for the three months ended June 30, 2014 to $16.1 million for the three months ended June 30, 2015, primarily due to stock-based compensation expense and bonuses.

Founder special compensation.  Founder special compensation decreased by $6.7 million as of June 30, 2015 compared to June 30, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  Offering-related expenses decreased $7.1 million related to non-recurring expenses associated with the private offering of the Company’s stock in June 2014.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended June 30, 2014.

Current tax expense.    Current tax expense increased by $5.7 million, from $2.1 million for the three months ended June 30,  2014 to $7.8 million for the three months ended June 30, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Deferred tax benefit.  Deferred tax benefit decreased $19.7 million, from $21.8 million for the three months ended June 30, 2014 to $2.1 million for the three months ended June 30, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Consolidated Results of Operations for the Six Months Ended June 30, 2015 compared with the Six Months Ended June 30,  2014

Premiums earned.    Premiums earned increased by $11.0 million, or 25.0%, from $44.0 million for the six months ended June 30, 2014 to $55.0 million for the six months ended June 30, 2015.  This increase was primarily due to an increase in Lender Services premiums earned, $7.2 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Contributing to this increase are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Ceding fees.  Ceding fees increased by $9.7 million, or 46.3%, from $20.9 million for the six months ended June 30, 2014 to $30.5 million for the six months ended June 30, 2015, primarily due to an increase in Program gross earned premium and capacity fees.  Program gross earned premiums increased from $375.2 million for the six months ended June 30, 2014 to $486.8 million for the six months ended June 30, 2015.  Two large programs experienced growth in ceding fees in 2015 totaling $2.6 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings compared to the business written for the six months ended June 30, 2015.  Ceding fees earned for Nephila were  $5.2 million, consisting of premium related fees of $1.4 million and capacity fees of $3.8 million for the six months ended June 30, 2015.  The company reduced its 2015 annual projection for Nephila written premiums from $200 million at March 31, 2015 to $150 million at June 30, 2015, the impact of which was an additional $1.25 million of capacity fees earned for the six months ended June 30, 2015.

Investment income.  Investment income increased by $1.7 million, from $2.2 million for the six months ended June 30, 2014 to $3.9 million for the six months ended June 30, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement.

Realized net investment gains.  Realized net investment gains increased by $0.6 million, from $0.9 million for the six months ended June 30, 2014 to $1.5 million for the six months ended June 30, 2015.  This is primarily due to an increase in the size of the investment portfolio and favorable market conditions contributing to gains on convertible securities.

Other income.  Other income decreased by $1.4 million, from $2.2 million for the six months ended June 30, 2014 to $0.8 million for the six months ended June 30, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

Losses and loss adjustment expenses.  Losses and LAE increased by $7.9 million, or 43.0%, from $18.3 million for the six months ended June 30, 2014 to $26.2 million for the six months ended June 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $1.5 million from $1.2 million for the six months ended June 30, 2014 to $2.7 million for the six months ended June 30, 2015, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased by $4.7 million or 17.0%, from $27.5 million for the six months ended June 30, 2014 to $32.2 million for the six months ended June 30, 2015, primarily due to stock-based compensation expense and bonuses.

Founder special compensation.  Founder special compensation decreased by $17.9 million as of June 30, 2015 compared to June 30, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  Offering-related expenses decreased $7.1 million related to non-recurring expenses associated with the private offering of the Company’s stock in June 2014.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended June 30, 2014.

Current tax expense.    Current tax expense increased by $9.2 million, from $3.8 million for the six months ended June 30,  2014 to $13.0 million for the six months ended June 30, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Deferred tax benefit.  Deferred tax benefit decreased $20.0 million, from $22.3 million for the six months ended June 30, 2014 to $2.3 million for the six months ended June 30, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Program Services Segment — Results of Operations	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Premiums earned	$(3)	$—	$(14)	$(16)
Ceding fees	16,379	10,956	30,523	20,858
Total revenues	16,376	10,956	30,509	20,842

Expenses:
Losses and loss adjustment expenses	553	(400)	967	(153)
Commissions	2	3	2	(2)
Taxes, licenses, and fees	4	(7)	9	(1)
General and administrative	3,000	2,349	6,133	5,205
Total expenses	3,559	1,945	7,111	5,049

Income before income taxes	$12,817	$9,011	$23,398	$15,793

Program gross expense ratio	1.0%	1.0%	1.1%	1.2%
Gross premiums written	$296,146	$231,927	$561,058	$436,085
Gross premiums earned	$253,853	$200,145	$486,786	$375,248

Program Services Segment Results of Operations for the Three Months Ended June 30, 2015 compared with the Three Months Ended June 30,  2014

Ceding fees.  Ceding fees increased by $5.4 million, or 49.5%, from $11.0 million for the three months ended June 30, 2014 to $16.4 million for the three months ended June 30, 2015, primarily due to an increase in Program gross earned premium and capacity fees.  Program gross earned premium increased from $200.1 million for the three months ended June 30, 2014 to $253.9 million for the three months ended June 30, 2015.  Two large programs experienced growth in ceding fees in 2015 totaling $1.2 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings compared to the business written for the three months ended June 30, 2015.  Ceding fees earned for Nephila were  $3.2 million, consisting of premium related fees of $0.7 million and capacity fees of $2.5 million for the three months ended June 30, 2015.   The company reduced its 2015 annual projection for Nephila written premiums from $200 million at March 31, 2015 to $150 million at June 30, 2015, the impact of which was an additional $1.25 million of capacity fees earned for the three months ended June 30, 2015.

Losses and loss adjustment expenses.  Losses and LAE incurred in the run-off of the retained business increased by $1.0 million from a negative $0.4 million for the three months ended June 30, 2014 to $0.6 million for the three months ended June 30, 2015.  The increase in losses and LAE for the three months ended June 30, 2015, was related to loss development on run-off programs.

General and administrative expense.  General and administrative expense increased by $0.7 million, or 27.7%, from $2.3 million for the three months ended June 30, 2014 to $3.0 million for the three months ended June 30, 2015.  The increase was related to stock-based compensation, compensation related to the addition of fully dedicated sales staff and consulting fees.

Program Services Segment Results of Operations for the Six Months Ended June 30, 2015 compared with the Six Months Ended June 30,  2014

Ceding fees.  Ceding fees increased by $9.7 million, or 46.3%, from $20.9 million for the six months ended June 30, 2014 to $30.5 million for the six months ended June 30, 2015, primarily due to an increase in Program gross earned premium and capacity fees.  Program gross earned premium increased from $375.2 million for the six months ended June 30, 2014 to $486.8 million for the six months ended June 30, 2015.  Two large programs experienced growth in ceding fees in 2015 totaling $2.6 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings compared to the business written for the six months ended June 30, 2015.  Ceding fees earned for Nephila were  $5.2 million, consisting of premium related fees of $1.4 million and capacity fees of $3.8 million for the six months ended June 30, 2015.  The company reduced its 2015 annual projection for Nephila written premiums from $200 million at March 31, 2015 to $150 million at June 30, 2015, the impact of which was an additional $1.25 million of capacity fees earned for the six months ended June 30, 2015.

Losses and loss adjustment expenses.  Losses and LAE incurred in the run-off of the retained business increased by $1.1 million from negative $0.1 million for the six months ended June 30, 2014 to $1.0 million for the six months ended June 30, 2015.  The increase in losses and LAE for the six months ended June 30, 2015, was related to loss development on run-off programs.

General and administrative expense.  General and administrative expense increased by $0.9 million, or 17.8%, from $5.2 million for the six months ended June 30, 2014 to $6.1 million for the six months ended June 30, 2015.  The increase was related to stock-based compensation, bonuses and compensation related to the addition of fully dedicated sales staff and consulting fees.

Lender Services Segment — Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Premiums earned	$25,708	$21,200	$55,003	$44,002
Commission income	364	345	734	762
Other income	371	309	722	620
Total revenues	26,443	21,854	56,459	45,384

Expenses:
Losses and loss adjustment expenses	12,096	8,718	25,215	18,467
Commissions	1,258	390	2,755	1,231
Taxes, licenses, and fees	559	632	1,266	1,231
General and administrative	9,958	9,080	20,131	19,277
Contract modification expense	—	17,800	—	17,800
Total expenses	23,871	36,620	49,367	58,006

Income (loss) before income taxes	$2,572	$(14,766)	$7,092	$(12,622)

Adjusted pre-tax income	$2,572	$3,034	$7,092	$5,178
Reconciliation of adjusted pre-tax income:
Pre-tax income (loss)	$2,572	$(14,766)	$7,092	$(12,622)
Plus: Contract modification expense (1)	—	17,800	—	17,800
Adjusted pre-tax income	$2,572	$3,034	$7,092	$5,178

Net loss ratio	47.1%	41.1%	45.8%	42.0%
Net expense ratio	45.8%	47.7%	43.9%	49.4%
Net combined ratio	92.9%	88.8%	89.7%	91.4%

Gross premiums written	$29,464	$29,180	$62,113	$55,290
Net premiums written	$24,531	$21,322	$51,413	$40,690

(1)

In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million.

Lender Services Segment Results of Operations for the Three Months Ended June 30, 2015 compared with the Three Months Ended June 30,  2014

Premiums earned.  Premiums earned increased by $4.5 million, or 21.3%, from $21.2 million for the three months ended June 30, 2014 to $25.7 million for the three months ended June 30, 2015, $3.5 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Contributing to this increase are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Losses and loss adjustment expenses.  Losses and LAE increased by $3.4 million, or 38.7%, from $8.7 million for the three months ended June 30, 2014 to $12.1 million for the three months ended June 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $0.9 million from $0.4 million for the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015, primarily due to an increase in premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased $0.9 million, or 9.7%, from $9.1 million for the three months ended June 30, 2014 compared to $10.0 million for the three months ended June 30, 2015.  The increase was primarily related to stock-based compensation, compensation related to business growth and consulting fees.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended June 30, 2014.

Lender Services Segment Results of Operations for the Six Months Ended June 30, 2015 compared with the Six Months Ended June 30,  2014

Premiums earned.   Premiums earned increased by $11.0 million, or 25.0%, from $44.0 million for the six months ended June 30, 2014 to $55.0 million for the six months ended June 30, 2015, $7.2 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Contributing to this increase are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Losses and loss adjustment expenses.  Losses and LAE increased by $6.7 million, or 36.5%, from $18.5 million for the six months ended June 30, 2014 to $25.2 million for the six months ended June 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $1.5 million from $1.2 million for the six months ended June 30, 2014 to $2.8 million for the six months ended June 30, 2015, primarily due to an increase in premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased $0.8 million, or 4.4%, from $19.3 million for the six months ended June 30, 2014 compared to $20.1 million for the six months ended June 30, 2015.  The increase was primarily related to stock-based compensation, compensation related to business growth and consulting fees.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended June 30, 2014.

Corporate Segment — Results of Operations	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Net investment income	$2,272	$1,106	$3,953	$2,218
Realized net investment gains	1,186	495	1,451	895
Other income	91	992	125	1,591
Total revenues	3,549	2,593	5,529	4,704

Expenses:
General and administrative	3,093	1,502	5,929	3,026
Founder special compensation	—	6,711	—	17,914
Offering-related expenses	—	7,129	—	7,129
Interest expense	505	574	1,005	1,148
Total expenses	3,598	15,916	6,934	29,217

Income (loss) before income taxes	(49)	(13,323)	(1,405)	(24,513)

Income tax expense (benefit)	5,658	(19,685)	10,729	(18,549)

Net income (loss)	$(5,707)	$6,362	$(12,134)	$(5,964)

Adjusted pre-tax income (loss)	$(49)	$517	$(1,405)	$530
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$(49)	$(13,323)	$(1,405)	$(24,513)
Plus: Founder special compensation (1)	—	6,711	—	17,914
Plus: Offering-related expenses (2)	—	7,129	—	7,129
Adjusted pre-tax income (loss)	$(49)	$517	$(1,405)	$530

(1)

During the periods presented, we made special compensation payments to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Following the completion of the private placement, we ceased paying founder special compensation.

(2)	Offering-related expenses are non-recurring expenses related to the Company’s private placement of common stock in 2014.

Corporate Segment Results of Operations for the Three Months Ended June 30, 2015 compared with the Three Months Ended June 30,  2014

Investment income.  Investment income increased by $1.2 million, from $1.1 million for the three months ended June 30, 2014 to $2.3 million for the three months ended June 30, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement.

Realized net investment gains.  Realized net investment gains increased by $0.7 million, or 139.6%, from $0.5 million for the three months ended June 30, 2014 to $1.2 million for the three months ended June 30, 2015.   This is

primarily due to an increase in the size of the investment portfolio and favorable market conditions contributing to gains on convertible securities.

Other income.  Other income decreased by $0.9 million, from $1.0 million for the three months ended June 30, 2014 to $0.1 million for the three months ended June 30, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

General and administrative expense.  General and administrative expense increased by $1.6 million, from $1.5 million for the three months ended June 30, 2014 to $3.1 million for the three months ended June 30, 2015, primarily due to an increase in stock-based compensation expense, bonuses and legal fees.

Founder special compensation.  Founder special compensation decreased by $6.7 million as of June 30, 2015 compared to June 30, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  Offering-related expenses decreased $7.1 million related to non-recurring expenses associated with the private offering of the Company’s stock in June 2014.

Income tax expense.  Income tax expense increased by $25.3 million, from a benefit of $19.7 million for the three months ended June 30,  2014 to an expense of $5.6 million for the three months ended June 30, 2015, primarily resulting from the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation.

Corporate Segment Results of Operations for the Six Months Ended June 30, 2015 compared with the Six Months Ended June 30,  2014

Investment income.  Investment income increased by $1.7 million, from $2.2 million for the six months ended June 30, 2014 to $3.9 million for the six months ended June 30, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement.

Realized net investment gains.  Realized net investment gains increased by $0.6 million, or 62.1%, from $0.9 million for the six months ended June 30, 2014 to $1.5 million for the six months ended June 30, 2015.  This is primarily due to an increase in the size of the investment portfolio and favorable market conditions contributing to gains on convertible securities.

Other income.  Other income decreased by $1.5 million, from $1.6 million for the six months ended June 30, 2014 to $0.1 million for the six months ended June 30, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

General and administrative expense.  General and administrative expense increased by $2.9 million, from $3.0 million for the six months ended June 30, 2014 to $5.9 million for the six months ended June 30, 2015, primarily due to an increase in stock-based compensation expense, bonuses, insurance, legal and professional fees.

Founder special compensation.  Founder special compensation decreased by $17.9 million as of June 30, 2015 compared to June 30, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  Offering-related expenses decreased $7.1 million related to non-recurring expenses associated with the private offering of the Company’s stock in June 2014.

Income tax expense.  Income tax expense increased by $29.3 million, from a benefit of $18.6 million for the six months ended June 30,  2014 to an expense of $10.7 million for the six months ended June 30, 2015, primarily resulting from the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of June 30, 2015, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 6% of the portfolio.  The average duration, excluding convertible securities, was 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors.  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
June 30, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$309,027	$4,479	$(1,995)	$311,511
Total equity securities	2,103	1,160	(42)	3,221
Total investments	$311,130	$5,639	$(2,037)	$314,732

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$305,019	$6,228	$(1,336)	$309,911
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

The table below summarizes the credit quality of our fixed-maturity securities as of June 30, 2015, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$13,812	$13,963	4.48%
AAA	153,987	154,871	49.72%
AA, AA+, AA-	63,548	64,143	20.59%
A, A+, A-	38,266	38,830	12.47%
BBB, BBB+, BBB-	31,665	31,646	10.16%
BB+ and lower	7,749	8,058	2.58%
Total	$309,027	$311,511	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of June 30, 2015, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$9,333	$9,187
Due after one year through five years	85,118	86,120
Due after five years through ten years	92,665	93,157
Due after ten years	11,092	11,336
Residential mortgage-backed securities	87,827	88,638
Commercial mortgage-backed securities	22,992	23,073
	$309,027	$311,511

The tables below summarize the gross unrealized losses of fixed-maturity and equity securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$106,640	$(1,432)	$14,202	$(563)	$120,842	$(1,995)
Total equity securities	739	(42)	—	—	739	(42)
Total investments	$107,379	$(1,474)	$14,202	$(563)	$121,581	$(2,037)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)
Total equity securities	—	—	—	—	—	—
Total investments	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

There were 174 and 143 securities at June 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices.  The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $53.0 million and $36.9 million at June 30, 2015 and December 31, 2014, respectively.  The increase in the amounts on deposit at June 30, 2015 is primarily due to an increase in the required deposits for workers’ compensation business.

Fair value of financial instruments.  ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are all considered level 2 investments.

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

The following table is a summary of our consolidated statements of cash flows:

	Six Months Ended
	June 30,
($ in thousands)	2015	2014

Cash and cash equivalents provided by (used in):
Operating activities	$13,786	$(18,141)
Investing activities	(4,449)	(6,972)
Financing activities	(442)	81,230
Net change in cash and equivalents	$8,895	$56,117

Comparison of Six Months Ended June 30, 2015 and 2014

Net cash provided by (used in) operating activities was $31.9 million higher for the six months ended June 30, 2015 compared to the six months ended June 30,  2014.  The increase is primarily due to June 30, 2014 including payments made for founder special compensation of $17.9 million and offering-related expenses of $7.1 million.  We ceased paying founder special compensation following the completion of the private placement.  Also, contributing to the increase is an increase in ceding fees and the change to the Company’s retention related to the CUNA Mutual Alliance agreement to 70% from 50%.

Net cash used in investing activities decreased $2.5 million from $7.0 million for six months ended June 30, 2014 to $4.5 million for the six months ended June 30, 2015 due to an increase in principal receipts related to an increase in the size of the investment portfolio.

Net cash provided by (used in) financing activities decreased $81.7 million for the six months ended June 30, 2015 compared to the six months ended June 30,  2014 primarily due to the 2014 private placement and redemption of common shares of existing shareholders.  This was offset by a decrease in dividends paid of $15.8 million.  The decrease in dividends is primarily related to the payment of estimated taxes of the S corporation in the first and second quarters of 2014.

Other Material Changes in Financial Position

	June 30,	December 31,
($ in thousands)	2015	2014
Selected Assets:
Accounts receivable from agents, net	$24,579	$18,528
Reinsurance recoverable on paid losses	1,103	1,200
Reinsurance recoverables	1,783,801	1,656,534
Goodwill and intangible assets, net	6,320	6,683
Deferred income taxes, net	27,125	23,864

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,264,456	$1,209,905
Unearned premiums	549,798	480,124
Allowance for policy cancellations	52,552	55,500
Deferred ceding fees	29,048	23,612
Subordinated debentures	44,500	44,500
Other liabilities	26,984	28,642

Accounts receivable from agents, net.    During the six months ended June 30, 2015, accounts receivable from agents increased $6.1 million from December 31, 2014, as a result of growth in Program Services business due to the addition of new programs and expansion of existing programs.  This balance reflects ceding fees and premium taxes due as calculated on gross premium written.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of June 30, 2015, we held $2.5 billion in collateral securing $1.5 billion in reinsurance recoverables.  In addition, we had $301.4 million of unsecured reinsurance recoverables, of which $296.0 million related to the Program Services segment and $5.4 million related to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier.  During the six months ended June 30, 2015, reinsurance recoverables increased $127.3 million from December 31, 2014, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  These factors also caused an increase in the corresponding unearned premiums and the unpaid losses and loss adjustment expenses of $69.7 million and $54.6 million, respectively.

Allowance for policy cancellations.  As of June 30, 2015, the allowance for policy cancellations decreased by $2.9 million from December 31, 2014, primarily due to lower CPI premiums (gross of cancellations) written in the most recent three months of 2015 compared to the last three months of 2014, which is consistent with the Company’s experience of seasonality for this line of business.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the six months ended June 30, 2015 and June 30,  2014 included upward revisions to prior year estimates of $2.0 million and  $4.0 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the six months ended June 30, 2015 and 2014 was approximately $1.5 million and $1.9 million, respectively.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts.  The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  These trusts’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  The three month LIBOR at June 30, 2015, was 0.28%.

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

We also evaluate the credit risk of our investment portfolio.  The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Over 70% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

We had fixed-maturity securities with a fair value of $311.5 million and an amortized cost of $309.0 million as of June 30, 2015 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of June 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations out of income.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of June 30, 2015.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$273,613	$(37,898)	-12.17%
200 basis point increase	286,022	(25,489)	-8.18%
100 basis point increase	298,738	(12,773)	-4.10%
No change	311,511	—	—
100 basis point decrease	323,917	12,406	3.98%
200 basis point decrease	335,681	24,170	7.76%
300 basis point decrease	347,424	35,913	11.53%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of June 30, 2015, we had $44.5 million of debt instruments.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

STATE NATIONAL COMPANIES, INC.

Date:	August 12, 2015	/s/ Terry Ledbetter
Terry Ledbetter
President and Chief Executive Officer

Date:	August 12, 2015	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	2015 Cash Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 21, 2015)
10.2	Form of 2015 Cash Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2015).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document