Form 10-Q
period 2015-09-30
State National Companies, Inc.
filed 2015-11-12
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
(Common stock, $.001 par value)	44,488,190 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $328,271, $305,019, respectively)	$331,478	$309,911
Equity securities – available-for-sale, at fair value (cost – $5,594, $1,419, respectively)	6,443	2,642
Total investments	337,921	312,553

Cash and cash equivalents	47,732	38,348
Restricted cash and investments	3,716	6,597
Accounts receivable from agents, net	25,988	18,528
Reinsurance recoverable on paid losses	1,046	1,200
Deferred acquisition costs	957	1,036
Reinsurance recoverables	1,842,427	1,656,534
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	17,367	18,397
Interest receivable	1,985	1,795
Deferred income taxes, net	28,822	23,864
Goodwill and intangible assets, net	6,139	6,683
Other assets	4,522	6,229
Total assets	$2,318,622	$2,091,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

 ($ in thousands, except for share and per share information)

	September 30,	December 31,
	2015	2014
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,301,173	$1,209,905
Unearned premiums	575,935	480,124
Allowance for policy cancellations	56,927	55,500
Deferred ceding fees	29,446	23,612
Accounts payable to agents	2,124	2,448
Accounts payable to insurance companies	4,437	4,399
Subordinated debentures	44,500	44,500
Income taxes payable	2,920	1,762
Other liabilities	31,556	28,642
Total liabilities	2,049,018	1,850,892

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 44,488,190 and 44,247,102 shares issued at September 30, 2015 and December 31, 2014, respectively)	44	44
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014)	—	—
Additional paid-in capital	223,429	220,577
Retained earnings	43,303	16,108
Accumulated other comprehensive income	2,828	4,143
Total shareholders’ equity	269,604	240,872
Total liabilities and shareholders’ equity	$2,318,622	$2,091,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 ($ in thousands, except for per share information)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues:
Premiums earned	$30,156	$25,599	$85,145	$69,585
Commission income	340	405	1,074	1,167
Ceding fees	18,837	12,167	49,360	33,025
Net investment income	2,008	1,183	5,961	3,401
Realized net investment gains (losses)	(571)	291	880	1,186
Other income	381	926	1,228	3,137
Total revenues	51,151	40,571	143,648	111,501

Expenses:
Losses and loss adjustment expenses	14,773	10,695	40,955	29,009
Commissions	1,207	1,209	3,964	2,438
Taxes, licenses, and fees	910	823	2,185	2,053
General and administrative	14,456	14,813	46,649	42,321
Founder special compensation	—	—	—	17,914
Offering-related expenses	—	1,101	—	8,230
Contract modification expense	—	—	—	17,800
Interest expense	510	580	1,515	1,728
Total expenses	31,856	29,221	95,268	121,493

Income (loss) before income taxes	19,295	11,350	48,380	(9,992)

Income taxes:
Current tax expense (benefit)	8,864	752	21,878	4,505
Deferred tax expense (benefit)	(1,965)	3,639	(4,250)	(18,663)
	6,899	4,391	17,628	(14,158)
Net income (loss)	$12,396	$6,959	$30,752	$4,166

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.28	$0.16	$0.70	$0.11
Diluted earnings per share	0.28	0.16	0.70	0.11

Dividends, per share	$0.06	$—	$0.08	$0.48

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 ($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net income (loss)	$12,396	$6,959	$30,752	$4,166

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	370	(1,236)	(1,393)	2,358
Tax effect on unrealized holding gains (losses) during the period	(130)	432	491	(813)
Less: reclassification adjustments for realized gains (losses) included in net income	393	(225)	(630)	(962)
Tax effect on reclassification adjustments for realized gains (losses) included in net income	(137)	80	217	337
Other comprehensive income (loss)	496	(949)	(1,315)	920

Total comprehensive income (loss)	$12,892	$6,010	$29,437	$5,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

 ($ in thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2013	$41	$24,367	$128,830	$(10,000)	$2,116	$145,354
Retirement of treasury stock	(7)	(9,993)	—	10,000	—	—
Issuance of common stock	31	289,291	—	—	—	289,322
Costs directly attributable to the issuance of common stock	—	(1,578)	—	—	—	(1,578)
Redemption of existing common stock	(21)	(190,574)	—	—	—	(190,595)
Stock-based compensation expense	—	2,012	—	—	—	2,012
Conversion from S corporation to C corporation tax status	—	107,052	(107,052)	—	—	—
Dividends declared	—	—	(16,683)	—	—	(16,683)
Net income	—	—	11,013	—	—	11,013
Other comprehensive income, net of tax	—	—	—	—	2,027	2,027
Balance at December 31, 2014	44	220,577	16,108	—	4,143	240,872
Stock-based compensation expense	—	2,852	—	—	—	2,852
Dividends declared	—	—	(3,557)	—	—	(3,557)
Net income	—	—	30,752	—	—	30,752
Other comprehensive loss, net of tax	—	—	—	—	(1,315)	(1,315)
Balance at September 30, 2015	$44	$223,429	$43,303	$—	$2,828	$269,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 ($ in thousands)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Operating activities
Net cash provided by (used in) operating activities	$40,843	$3,634

Investing activities
Purchase of investments	(73,598)	(101,619)
Proceeds from sale of investments	22,141	12,624
Proceeds from maturities and principal receipts	23,734	19,063
Proceeds from dispositions of property and equipment	448	987
Purchase of property and equipment	(644)	(1,715)
Net cash provided by (used in) investing activities	(27,919)	(70,660)

Financing activities
Dividends paid	(3,540)	(16,240)
Proceeds from issuances of common stock	—	289,322
Costs directly attributable to the issuance of common stock	—	(1,578)
Redemption of existing common stock	—	(190,595)
Net cash provided by (used in) financing activities	(3,540)	80,909

Net change in cash and cash equivalents	9,384	13,883
Cash and cash equivalents at beginning of period	38,348	69,431
Cash and cash equivalents at end of period	$47,732	$83,314

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of the Company and all subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2014 and 2013.

The interim financial data as of September 30, 2015 and 2014 is unaudited.  However, in the opinion of the Company’s management (Management), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the results for the interim period.  The results of operations for the period ended September 30, 2015 and 2014 are not necessarily indicative of the operating results to be expected for the full year.

Refer to “Summary of Significant Accounting Policies” in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 for information on accounting policies that we consider critical in preparing consolidated financial statements.

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

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at September 30, 2015 and December 31, 2014.

Stock-based Compensation

Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for restricted stock grants and stock option awards that contain a service condition are recognized on a straight line pro rata basis over the vesting period.  For restricted stock awards that contain a performance condition, the expense is recognized based on the awards expected to vest and the cumulative expense is adjusted whenever the estimate of the number of awards to vest changes.  See Note 7 — “Stock-based Payments” for related disclosures.

Minimum Ceding Fees

Minimum ceding fees are fees the Company receives pursuant to contractual minimum premium requirements for certain programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces:  1) “premium related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium estimated to be written in the contract year, which fees are earned ratably in each quarter.

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

Investments

The Company invests in convertible securities that have embedded derivatives.  Derivatives embedded within non-derivative instruments, such as options embedded in convertible fixed maturity securities, are bifurcated from the host instrument when the embedded derivative meets the criteria for bifurcation.  However, for reporting purposes, these embedded derivatives are presented together with the host contract and carried at estimated fair value.  Changes in the estimated fair value of the embedded derivatives are reflected in “Realized net investment gains” in the condensed consolidated statements of income, while changes in the estimated fair value of the underlying fixed maturity securities are reflected in “Unrealized holding gains (losses)” in the condensed consolidated statements of comprehensive income.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update (ASU 2014-09), “Revenue from Contracts with Customers” (Topic 606).  The core guidance of the ASU presents a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions.  In August 2015, the FASB issued ASU 2015-14 to defer the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  As insurance contracts are excluded from this ASU, the Company is currently evaluating what impact, if any, this ASU will have on financial results and disclosures and which adoption method to apply.

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

In April 2015, the FASB issued an accounting standards update (ASU 2015-03), “Interest – Imputation of Interest” (Topic 835).  The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  The FASB therefore issued ASU 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not plan to early adopt and expects the impact of this pronouncement to be minimal.

In May 2015, the FASB issued an accounting standards update (ASU 2015-09), “Disclosures about Short-Duration Contracts” (Topic 944) intended to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts.  The amendments in this update are expected to increase transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates.  This ASU will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  The Company is currently evaluating what impact this ASU will have on disclosures.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In June 2015, the FASB issued an accounting standards update (ASU 2015-10), “Technical Corrections and Improvements.”  The amendments in this update represent changes to clarify the codification, correct unintended application of guidance, or make minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, some of the amendments will make the codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the codification.  This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not plan to early adopt and expects the impact of this pronouncement to be minimal.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
September 30, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$13,044	$256	$—	$13,300
Government agency	2,287	48	(1)	2,334
State and municipality	68,137	1,470	(24)	69,583
Industrial and miscellaneous	131,774	1,644	(1,833)	131,585
Residential mortgage-backed	87,666	1,789	(445)	89,010
Commercial mortgage-backed	22,573	352	(25)	22,900
Redeemable preferred stock	2,790	16	(40)	2,766
Total fixed-maturity securities	328,271	5,575	(2,368)	331,478

Equity securities
Non-redeemable preferred stock	5,556	522	(63)	6,015
Common stock	38	391	(1)	428
Total equity securities	5,594	913	(64)	6,443
Total investments	$333,865	$6,488	$(2,432)	$337,921

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$13,896	$195	$(49)	$14,042
Government agency	2,325	57	(9)	2,373
State and municipality	61,179	1,200	(27)	62,352
Industrial and miscellaneous	108,125	2,582	(460)	110,247
Residential mortgage-backed	96,610	1,825	(764)	97,671
Commercial mortgage-backed	22,483	339	(27)	22,795
Redeemable preferred stock	401	30	—	431
Total fixed-maturity securities	305,019	6,228	(1,336)	309,911

Equity securities
Non-redeemable preferred stock	1,407	806	—	2,213
Common stock	12	417	—	429
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government agency	$566	$(1)	$—	$—	$566	$(1)
State and municipality	3,356	(13)	372	(11)	3,728	(24)
Industrial and miscellaneous	46,156	(1,673)	1,037	(160)	47,193	(1,833)
Residential mortgage-backed	6,724	(57)	13,852	(388)	20,576	(445)
Commercial mortgage-backed	1,913	(25)	210	—	2,123	(25)
Redeemable preferred stock	1,183	(6)	201	(34)	1,384	(40)
Total fixed-maturity securities	$59,898	$(1,775)	$15,672	$(593)	$75,570	$(2,368)

Equity securities
Non-redeemable preferred stock	2,036	(63)	—	—	2,036	(63)
Common stock	24	(1)	—	—	24	(1)
Total equity securities	2,060	(64)	—	—	2,060	(64)
	$61,958	$(1,839)	$15,672	$(593)	$77,630	$(2,432)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$522	$(2)	$3,094	$(47)	$3,616	$(49)
Government agency	—	—	685	(9)	685	(9)
State and municipality	4,164	(10)	2,001	(17)	6,165	(27)
Industrial and miscellaneous	34,433	(418)	2,637	(42)	37,070	(460)
Residential mortgage-backed	15,491	(94)	19,428	(670)	34,919	(764)
Commercial mortgage-backed	2,528	(14)	694	(13)	3,222	(27)
Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices.  There were 148 securities in an unrealized loss position at September 30, 2015.  Over 83% of these investments were investment-grade at September 30, 2015.  The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Proceeds from sales of investments in fixed-maturity, equity and short-term securities for the nine months ended September 30, 2015 and 2014 were $22.1 million and $12.6 million, respectively.

The following table presents the Company’s gross realized gains (losses) for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2015	2014	2015	2014
Realized gains:
Fixed-maturity securities	$126	$298	$1,948	$1,188
Equity securities	(55)	4	359	33
Gross realized gains	71	302	2,307	1,221
Realized losses:
Fixed-maturity securities	(690)	(11)	(1,407)	(33)
Equity securities	48	—	(20)	(2)
Gross realized losses	(642)	(11)	(1,427)	(35)
Net realized investment gains (losses)	$(571)	$291	$880	$1,186

The Company had four non-cash exchanges of investment securities for the nine months ended September 30, 2015 and two non-cash exchanges for the nine months ended September 30, 2014.  Non-cash consideration received for these exchanges was $1.6 million for the nine months ended September 30, 2015 and September 30, 2014.  Gains of $72 thousand and $289 thousand were recognized on these exchanges and are reflected in “Realized net investment gains” in the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of September 30, 2015:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$6,911	$6,950
Due after one year through five years	96,434	97,233
Due after five years through ten years	95,499	96,364
Due after ten years	19,188	19,021
Residential mortgage-backed securities	87,666	89,010
Commercial mortgage-backed securities	22,573	22,900
	$328,271	$331,478

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $1.1 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.33% of the Company’s total investments as of September 30, 2015.  The Company does not own mortgage derivatives.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net investment income for the periods ended September 30, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2015	2014	2015	2014

Interest on investments	$2,087	$1,287	$6,256	$3,687
Dividends	77	32	176	93
Gross investment income	2,164	1,319	6,432	3,780
Investment expenses	(156)	(136)	(471)	(379)
Net investment income	$2,008	$1,183	$5,961	$3,401

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (SNIC), National Specialty Insurance Company (NSIC) and United Specialty Insurance Company (USIC) are required to maintain deposits in various states where they are licensed to operate.  These deposits consisted of fixed-maturity securities at fair values totaling $53.7 million and $36.9 million at September 30, 2015 and December 31, 2014, respectively.

The Company holds convertible securities with embedded derivatives.  The embedded derivative is bifurcated from the host contract if all of the following criteria are met: the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings; the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.  These embedded derivatives are presented together with the host contract and carried at estimated fair value.  Changes in the estimated fair value of the embedded derivatives are reflected in “Realized net investment gains” in the condensed consolidated statements of income, while changes in the estimated fair value of the underlying fixed maturity securities are reflected in “Unrealized holding gains (losses) in the condensed consolidated statements of comprehensive income.  Net loss related to embedded derivatives was $0.4 million for the three month period ended as of September 30, 2015.  Net gain related to embedded derivatives was $0.7 million for the nine month period ended as of September 30, 2015.

3. Income Tax Provision

The Company computes its provision for income taxes in interim periods by applying its estimated annual effective tax rate against income (loss) before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The magnitude of the impact that discrete items have on the Company’s quarterly effective tax rate is dependent on the level of income in the period.  Prior to the private placement, the Company computed its income tax provision using a 34.3% federal statutory tax rate as its taxable income was within the graduated rates of 34.0% to 35.0%.  Prior to June 25, 2014, such a provision applied only to the Company’s insurance subsidiaries and their parent company, State National Intermediate Holdings, Inc. (SNIH).  The Company’s other entities, including the ultimate parent company, previously qualified for Subchapter S Corporation status for federal income tax purposes.  On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  As a result, the Company is taxed as a C corporation and the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34.3% to 35.0%.  The “exclusion of Subchapter S income” reflects the effect of the lack of income tax expense recorded for the Subchapter S entities for the period ended

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

June 25, 2014.  A reconciliation of federal income tax expense computed by applying the federal statutory tax rate to income (loss) before income taxes for the nine month periods ended September 30 is as follows:

	2015		2014
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$16,933	35.0%	$(3,497)	35.0%
Exclusion of Subchapter S income	—	—	8,497	(85.0)
Change in tax status	—	—	(19,517)	195.3
Change in federal statutory rate	—	—	(76)	0.8
Tax-exempt income	(347)	(0.7)	(110)	1.1
State income taxes	1,234	2.6	395	(4.0)
Other	(192)	(0.5)	150	(1.5)
Total income tax expense	$17,628	36.4%	$(14,158)	141.7%

4. Reinsurance

Through unaffiliated general agents, SNIC, NSIC, and USIC write property and casualty lines of business in the Program Services segment.  This business is written and reinsured pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are tripartite agreements executed by SNIC, NSIC, or USIC, the reinsurer, and the general agent.  Substantially all of the risk associated with this business is borne by the reinsurer.  As compensation for writing this business, SNIC, NSIC, and USIC receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents.  If the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.

SNIC and NSIC write business in the Lender Services segment through an affiliated general agent.  The Company is party to a reinsurance agreement in which it cedes a percentage of certain CPI policies to CUMIS Insurance Society, Inc. (CUNA Mutual) and receives a ceding commission related to these policies.

The Company earns minimum ceding fees on certain programs based on estimates of annual premiums to be written for those programs that are subject to minimum premium levels and related ceding fees.  The company re-estimated its 2015 annual projection for such programs during the third quarter 2015, which resulted in an additional $1.9 million of capacity fees earned for the three and nine month periods ended September 30, 2015.

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

	September 30,	December 31,
($ in thousands)	2015	2014
Ceded unearned premiums	$553,269	$456,754
Ceded loss and loss adjustment expense reserves	1,289,158	1,199,780
Total reinsurance recoverables	1,842,427	1,656,534
Secured reinsurance recoverables	(1,504,639)	(1,209,032)
Unsecured reinsurance recoverables	$337,788	$447,502

The fair value of the collateral held by SNIC, NSIC and USIC is approximately 180% of the secured reinsurance recoverables as of September 30, 2015.

5. Fair Value Measurements

Assets and liabilities reported in the condensed consolidated financial statements at fair value are required to be classified according to a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into three levels.  The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3).  An asset’s or liability’s classification is based on the lowest level input that is significant to its measurement.  For example, a Level 3 fair value measurement may include inputs that are both observable (Level 1 and 2) and unobservable (Level 3).  The levels of the fair value hierarchy are as follows:

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

•

Embedded derivatives: The Company invests in convertible securities that have embedded derivatives.  Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in the condensed consolidated statements of net income.  The estimated fair value of the embedded derivatives is calculated by the Company’s third-party investment managers.

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

September 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$13,300	$—	$13,300
Government agency	—	2,334	—	2,334
State and municipality	—	69,583	—	69,583
Industrial and miscellaneous	—	131,585	—	131,585
Residential mortgage-backed	—	89,010	—	89,010
Commercial mortgage-backed	—	22,900	—	22,900
Redeemable preferred stock	—	2,766	—	2,766
Total fixed-maturity securities	—	331,478	—	331,478

Equity securities
Non-redeemable preferred stock	—	6,015	—	6,015
Common stock	—	428	—	428
Total equity securities	—	6,443	—	6,443
Total investments	$—	$337,921	$—	$337,921

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

At September 30, 2015, the fair value of embedded derivatives included in Level 2 securities was $8.3 million.

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending September 30, 2015 and December 31, 2014.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at September 30, 2015 and December 31, 2014.

6. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  Effective January 1, 2015, the Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  For employee contributions made prior to January 1, 2015, the Company was required to make matching contributions of 50% of employees’ contributions, limited to 6% of eligible employees’ compensation.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended September 30, 2015 was $226 thousand (2014 - $212 thousand) and the nine months ended September 30, 2015 was $901 thousand (2014 - $836 thousand).

7. Stock-based Payments

On May 29, 2014, the Company’s shareholders approved the 2014 Long-Term Incentive Plan (2014 Plan), which provides for an aggregate of 4.4 million shares of common stock that may be issued to employees and non-employee directors.  Awards under the 2014 Plan may be in the form of stock options (including incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code and non-statutory stock options), restricted stock, restricted stock units, stock appreciation rights and performance units.  On June 25, 2014, the Company made grants of non-qualified stock options to certain officers and employees to purchase an aggregate of 2,783,873 shares of common stock.  In addition

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to non-employee directors.  These non-qualified stock options and restricted stock grants are classified as equity based awards and will be recognized on a straight line basis over the vesting period of 3 years and 1 year, respectively.

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

On June 25, 2015, the Company granted 11,028 shares of restricted stock to non-employee directors.  These restricted stock grants are classified as equity awards and will be recognized on a straight line basis over a 1 year vesting period.

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

A significant portion of the Company’s writings occurs in California, Texas, New York and Florida.  Five reinsurers represent approximately 50% of the Company’s unsecured ceded balances at September 30, 2015.

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

In July 2009, the Company formed a Collateral Protection Alliance (the Alliance) with CUMIS Insurance Society, Inc., a subsidiary of CUNA Mutual, to administer and write CPI business for CUNA Mutual’s customers.  The Alliance includes an agency agreement and a reinsurance agreement whereby the Company cedes a portion of the business back to CUNA

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Mutual.  In connection with the Alliance, the Company has a purchase option and CUNA Mutual has a put option, whereby the Company is obligated to purchase CUNA Mutual’s right to participate in future program business at a specified price in the event of termination of the Alliance.  The terms of the Alliance with CUNA Mutual were modified on May 19, 2014 whereby CUNA Mutual’s quota share percentage under the reinsurance agreement was reduced; the Alliance was extended through July 31, 2018 with an automatic three-year renewal (subject to the right of either party to give notice of nonrenewal); the termination rights for each party were modified, and the purchase price calculation was modified.  In consideration of these changes, State National paid contract modification expense of $17.8 million.

10. Earnings Per Share

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share.  Earnings per share have been adjusted to reflect a 736 for 1 stock split in the form of a stock dividend on June 23, 2014.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands, except for per share amounts)	2015	2014	2015	2014

Numerator for both basic and diluted earnings per share:
Net income (loss)	$12,396	$6,959	$30,752	$4,166

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	44,247,102	44,231,336	44,239,410	37,748,716

Dilutive effect of outstanding securities (determined using the treasury stock method)	725	206,223	4,837	73,274

Weighted-average common shares outstanding and potential common shares outstanding	44,247,827	44,437,559	44,244,247	37,821,990

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

11. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2015	2014	2015	2014
Revenues:
Program	$18,841	$12,168	$49,350	$33,010
Lender	30,873	26,321	87,332	71,705
Corporate	1,437	2,082	6,966	6,786
Consolidated revenues	$51,151	$40,571	$143,648	$111,501

Income (loss) before income taxes:
Program	$14,895	$9,100	$38,293	$24,893
Lender	5,522	4,385	12,614	(8,237)
Corporate	(1,122)	(2,135)	(2,527)	(26,648)
Consolidated income (loss) before income taxes	$19,295	$11,350	$48,380	$(9,992)

The following table summarizes the financial assets of the Company’s segments as of the periods indicated:

	September 30,	December 31,
($ in thousands)	2015	2014
Assets:
Program	$1,868,690	$1,677,971
Lender	15,253	16,270
Corporate	434,679	397,523
	$2,318,622	$2,091,764

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

Overview

We are a leading specialty provider of property and casualty insurance operating in two niche markets across the United States.  In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market in exchange for ceding fees.  In our Lender Services segment, we specialize in providing collateral protection insurance, or CPI, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

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

Factors Affecting Our Operating Results

Trending Market Opportunities.  We believe that macroeconomic conditions will provide us with growth opportunities in each of our business segments.  Increasing automobile sales and credit availability should expand lenders’ loan portfolios to improve our Lender Services results.  Increased capital in the reinsurance market coupled with a decline in reinsurance rates is causing reinsurers to review options for accessing the primary market, which should create demand for our fronting services in our Program Services segment.

In our Lender Services business, we believe that organic growth from our existing lender clients will be driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability resulting in increased premium writings.  We expect that new sales from our alliance with CUNA Mutual and potential new business from banks and specialty finance companies will also produce additional premiums.

We believe that the increased role of capital market alternatives to reinsurance, including the capitalization of hedge fund-backed reinsurers and the availability of capital in the off-shore reinsurance market, should drive demand for our Program Services, as these firms typically do not have direct access to the U.S. insurance market.  This increased demand is contributing to an increase in new programs sold.  The Company sold sixteen new programs for the first nine months of 2015 compared to seven new programs for the same period in 2014.

We currently have a significant program with an institutional risk investor, Nephila Capital Ltd. (“Nephila”).    Nephila is a hedge fund with approximately $10 billion in assets under management that participates in the market for catastrophe exposed property business.  In 2014, we entered into an agreement with Nephila under which we have granted Nephila the exclusive right to produce U.S. catastrophe exposed property insurance during 2015 and 2016.   This agreement was amended in November 2015 to extend the term of State National’s exclusive relationship with Nephila through 2019.  In exchange for the continued exclusive right to produce such catastrophe exposed property insurance via State National, Nephila has agreed to pay State National contractual minimum ceding fees through 2019.    The prior agreement between the two companies, entered into in 2014, required Nephila to pay State National minimum ceding fees of $15 million in 2015, $19.5 million in 2016 and $5 million in 2017. Under the terms of the amended agreement, the minimum ceding fees are $15 million in 2015, $14 million in 2016, $10 million in 2017, $12.5 million in 2018 and $15 million in 2019. This equates to an additional $27 million of contractual minimum ceding fees and three more years of exclusivity.  The minimum ceding fees are subject to State National maintaining its “A” A.M. Best rating and potential reductions to the extent that State National is unable to provide production year capacity or is otherwise constrained from writing premium.  Also, under certain circumstances, Nephila may terminate the exclusivity, which would reduce the contractual minimum ceding fees to a total of $32.5 million for 2016 through 2019.  In the event of such a termination, State National would have the ability to write the catastrophe exposed property business for other capacity providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.    See “—Principal Revenue and Expense Items—Minimum ceding fees.”  For the nine months ended September 30, 2015, ceding fees earned for this program were $9.7 million, comprised of premium related fees of $2.2 million and capacity fees of $7.5 million.  This program began writing in the second quarter of 2014 and ceding fees were minimal through the third quarter of 2014.

In addition, downgrades of insurance companies create increased demand for our fronting services.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (MIG), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance Company.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  For the nine months ended September 30, 2015, we earned ceding fees of $11.0 million compared to $10.7 million for the nine months ended September 30, 2014.  On July 7, 2015, Meadowbrook announced completion of the acquisition of Meadowbrook by Fosun International Limited.  It is unknown if Meadowbrook will seek to terminate our fronting arrangement.

Alliance with CUNA Mutual.  The Company’s alliance with CUNA Mutual that began in 2009 provides us access to a wider array of clients and added significant additional scale to our CPI business.  Prior to July 1, 2014, this business was subject to a 50% quota share agreement with CUNA Mutual.  In May 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange made payments to CUNA Mutual totaling $17.8 million.  In addition, the term of the alliance has been extended at least through July 31, 2018.  For the nine months ended September 30, 2015, we generated net earned premiums of $43.0 million through the alliance with CUNA Mutual ($11.3 million of which was related to the amendment of the alliance agreement) compared to $28.2 million for the nine months ended September 30, 2014.

Run-off of the Retained Business.  In the past, the Company has participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of September 30, 2015, we had net reserves of $4.1 million related to this business.

Subchapter S Corporation Status.  Prior to the completion of a private placement on June 25, 2014, we elected for our parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code and our subsidiaries (other than our insurance subsidiaries and intermediate holding company) to be pass-through entities for federal income tax purposes.  As a result, prior to the completion of the private placement, the income for our parent company and pass-through subsidiaries was not subject to, and we did not pay, U.S. federal income taxes, and no provision or liability for federal or state income tax for our parent company and pass-through subsidiaries has been included in our consolidated financial statements.  The tax provision, assets and liabilities that are reflected in our consolidated financial statements for periods prior to the completion of the private placement, represent those for our insurance subsidiaries, SNIC, NSIC, and USIC, and their intermediate holding company, State National Intermediate Holdings, Inc. (“SNIH”), as those entities were “C” Corporations.  Despite the Subchapter S corporation status, the impact of taxes on our parent company are included in the financial statements in that our shareholders were provided with the cash to pay the taxes that passed through to the shareholders.  Prior to the completion of the private placement, we made periodic cash distributions to our shareholders that have included amounts necessary for them to pay their estimated personal U.S. federal income tax liabilities relating to the items of our income, gain, deductions and losses that pass through to them.  Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our parent company became a “C” Corporation for U.S. tax purposes and became subject to a combined federal and state corporate income tax rate between approximately 35% and 38%.  We invest a portion of our investment portfolio in tax-exempt municipal securities, which investment may have the effect of lowering our effective tax rate.

Founder Special Compensation.  Prior to the completion of the private placement, we paid special compensation to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter, in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Founder special compensation payments were discretionary and determined by the Company’s owners in the first or second quarter of the year in which they were made, based on current period considerations including capital position, estimated capital needs and liquidity, and earnings for the prior year.  We paid founder special compensation in the aggregate amount of $17.9 million for the nine months ended September 30, 2014.  Following the completion of the private placement in June 2014, we ceased paying founder special compensation.

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

Principal Revenue and Expense Items

Premiums earned.  Premiums earned are the earned portion of our net premiums written, which are predominately CPI premiums.  As the CPI product is not a traditional insurance product, the premium recognition is likewise different.  First, we do not record premiums until we collect them from our accounts since they have the right to waive the placement of insurance on any of their loans.  Our premium notice cycles range from 45 to 65 days.  Therefore, we earn premiums for such notice periods at the time they are written.  Next, there is a high level of policy cancellations since borrowers often purchase insurance at the traditional rates that provides protection for them in addition to their lender.  Due to this high level of policy cancellations, we split the premium into two pieces:  (1) an allowance for future cancellations and (2) premiums that we expect to earn, which we refer to as “stick premiums.”  We earn stick premiums on a pro rata basis over the terms of the policies.  The CPI premiums written as presented in this document reflect the effects of the allowance for policy cancellations including any adjustments related to re-estimation of the allowance.  As such, our recorded CPI premiums written are those that we expect to earn while those that are expected to cancel are included in the allowance for policy cancellations.  At the end of each reporting period, stick premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining terms of the policies.  Our policies typically have a term of one year, although the average duration of our CPI policies is typically less than six months due to policy cancellations.

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

Minimum ceding fees.  Minimum ceding fees are fees we receive pursuant to contractual minimum premium requirements for certain of our programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces (1) “premium related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium that we estimate will be written in the contract year, which fees are earned ratably in each quarter.

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

Stock-based compensation expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period.  Stock-based compensation expense was approximately $2.9 million and $1.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.  Upon completion of the private placement, the Company made grants of non-qualified stock options to certain officers to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors and 38,500 shares of stock to our employees.  These non-qualified stock options and restricted stock grants are classified as equity-based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.  The stock grants made to employees were expensed at their fair value and had no vesting or performance requirements.  On March 30, 2015, the Company made grants of 230,060 shares of restricted stock to certain officers.  These restricted stock grants are classified as equity-based awards and will be recognized based on achievement of performance objectives over one, two and three year performance periods.  On June 25, 2015, the Company granted 11,028 shares of restricted stock to our non-employee directors.  These restricted stock grants are classified as equity awards and will be recognized on a straight-line basis over a 1 year vesting period.

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

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium.  Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services.  As a result, we are able to produce significant premium volume with only minimal operating expenses.  In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  For the nine months ended September 30, 2015 and 2014, our ratio of operating expenses to gross premiums written, or program gross expense ratio, was 1.1% and 1.2%, respectively.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

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

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net loss and LAE incurred to net premiums earned. For the nine months ended September 30, 2015 and 2014, our net loss ratio was 45.7% and 41.5%, respectively.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the nine months ended September 30, 2015 and 2014, our net expense ratio was 42.1% and 47.8%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the nine months ended September 30, 2015 and 2014, our net combined ratio was 87.8% and 89.3%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios.  Our financial leverage ratio at September 30, 2015 was 16.5%, as compared to 18.5% at December 31, 2014.  Our objective is to maintain a financial leverage ratio in the range of 20% to 40%.

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

There were no significant changes to our critical accounting policies and estimation processes during the nine months ended September 30, 2015.  Our critical accounting policies and estimation processes are described in our audited consolidated financial statements and the related notes in the Company’s 2014 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Premiums earned	$30,156	$25,599	$85,145	$69,585
Commission income	340	405	1,074	1,167
Ceding fees	18,837	12,167	49,360	33,025
Net investment income	2,008	1,183	5,961	3,401
Realized net investment gains (losses)	(571)	291	880	1,186
Other income	381	926	1,228	3,137
Total revenues	51,151	40,571	143,648	111,501

Expenses:
Losses and loss adjustment expenses	14,773	10,695	40,955	29,009
Commissions	1,207	1,209	3,964	2,438
Taxes, licenses, and fees	910	823	2,185	2,053
General and administrative	14,456	14,813	46,649	42,321
Founder special compensation	—	—	—	17,914
Offering-related expenses	—	1,101	—	8,230
Contract modification expense	—	—	—	17,800
Interest expense	510	580	1,515	1,728
Total expenses	31,856	29,221	95,268	121,493

Income (loss) before income taxes	19,295	11,350	48,380	(9,992)

Income taxes:
Current tax expense (benefit)	8,864	752	21,878	4,505
Deferred tax expense (benefit)	(1,965)	3,639	(4,250)	(18,663)
	6,899	4,391	17,628	(14,158)
Net income (loss)	$12,396	$6,959	$30,752	$4,166

Adjusted pre-tax income (loss)	$19,295	$12,451	$48,380	$33,952
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$19,295	$11,350	$48,380	$(9,992)
Plus: Founder special compensation (1)	—	—	—	17,914
Plus: Offering-related expenses (2)	—	1,101	—	8,230
Plus: Contract modification expense (3)	—	—	—	17,800
Adjusted pre-tax income (loss)	$19,295	$12,451	$48,380	$33,952

Adjusted net income (loss)	$12,396	$7,634	$30,752	$20,796
Reconciliation of adjusted net income (loss):
Net income (loss)	$12,396	$6,959	$30,752	$4,166
Plus (less): Provision for income taxes to reflect change to C corporation status (4)	—	—	—	4,193
Less: Recognition of deferred tax asset upon conversion to C corporation (5)	—	—	—	14,480
Plus: Founder special compensation (1) (6)	—	—	—	10,973
Plus: Offering-related expenses (2) (6)	—	675	—	5,041
Plus: Contract modification expense (3) (6)	—	—	—	10,903
Adjusted net income (loss)	$12,396	$7,634	$30,752	$20,796

(1)

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

(6)	Founder special compensation, offering-related expenses, and contract modification expense are shown net of the estimated statutory federal and state income taxes for each period presented.

Consolidated Results of Operations for the Three Months Ended September 30, 2015 compared with the Three Months Ended September 30,  2014

Premiums earned.    Premiums earned increased by $4.6 million, or 17.8%, from $25.6 million for the three months ended September 30, 2014 to $30.2 million for the three months ended September 30, 2015.  This increase was due to an increase in Lender Services premiums earned, $1.9 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Ceding fees.  Ceding fees increased by $6.6 million, or 54.8%, from $12.2 million for the three months ended September 30, 2014 to $18.8 million for the three months ended September 30, 2015, due to an increase in Program gross earned premium and capacity fees.  Program gross earned premium increased from $217.0 million for the three months ended September 30, 2014 to $258.6 million for the three months ended September 30, 2015.  Two large existing programs and a new program experienced growth in 2015 totaling $1.4 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings for the three months ended September 30, 2014 compared to the business written for the three months ended September 30, 2015.  Ceding fees earned for Nephila for the three months ended September 30, 2015 were  $4.6 million, consisting of premium related fees of $0.8 million and capacity fees of $3.8 million ($1.9 million of which is attributable to the re-estimation of gross written premium expected from Nephila for 2015 from $150 million to $100 million).

Investment income.  Investment income increased by $0.8 million, from $1.2 million for the three months ended September 30, 2014 to $2.0 million for the three months ended September 30, 2015, in part due to the timing of investing the net proceeds of the private placement.

Realized net investment gains.  Realized net investment gains decreased by $0.9 million, from a gain of $0.3 million for the three months ended September 30, 2014 to a loss of $0.6 million for the three months ended September 30, 2015.   The loss for the three months ended September 30, 2015 is primarily a result of market volatility during the quarter, which impacted the value of our convertible securities.

Other income.  Other income decreased by $0.5 million, from $0.9 million for the three months ended September 30, 2014 to $0.4 million for the three months ended September 30, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

Losses and loss adjustment expenses.  Losses and LAE increased by $4.1 million, from $10.7 million for the three months ended September 30, 2014 to $14.8 million for the three months ended September 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A

strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense remained flat for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 despite an increase in premiums earned for the same time period.  This is primarily due to additional CPI business ceded to CUNA Mutual.  This growth resulted in increases in ceding commissions that offset increases in direct commissions related to the growth in premiums earned.

Offering-related expenses.  Offering-related expenses decreased $1.1 million related to non-recurring expenses associated with the private offering of the Company’s stock in 2014.

Current tax expense (benefit).    Current tax expense increased by $8.1 million, from $0.8 million for the three months ended September 30,  2014 to $8.9 million for the three months ended September 30, 2015, primarily due to the benefit recorded in 2014 related to the amendment of the CUNA Mutual alliance agreement.

Deferred tax expense (benefit).  Deferred tax benefit increased $5.6 million, from an expense of $3.6 million for the three months ended September 30, 2014 to a benefit of $2.0 million for the three months ended September 30, 2015, primarily due to the expense recorded in 2014 related to the amendment of the CUNA Mutual alliance agreement.

Consolidated Results of Operations for the Nine Months Ended September 30, 2015 compared with the Nine Months Ended September 30,  2014

Premiums earned.    Premiums earned increased by $15.5 million, or 22.4%, from $69.6 million for the nine months ended September 30, 2014 to $85.1 million for the nine months ended September 30, 2015.  This increase was due to an increase in Lender Services premiums earned, $9.1 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Ceding fees.  Ceding fees increased by $16.4 million, or 49.5%, from $33.0 million for the nine months ended September 30, 2014 to $49.4 million for the nine months ended September 30, 2015, due to an increase in Program gross earned premium and capacity fees.  Program gross earned premiums increased from $592.2 million for the nine months ended September 30, 2014 to $745.4 million for the nine months ended September 30, 2015.  Two large existing programs and a new program experienced growth in 2015 totaling $4.2 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings for the nine months ended September 30, 2014 compared to the business written for the nine months ended September 30, 2015.  Ceding fees earned for Nephila were  $9.7 million, consisting of premium related fees of $2.2 million and capacity fees of $7.5 million for the nine months ended September 30, 2015.

Investment income.  Investment income increased by $2.6 million, from $3.4 million for the nine months ended September 30, 2014 to $6.0 million for the nine months ended September 30, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement.

Other income.  Other income decreased by $1.9 million, from $3.1 million for the nine months ended September 30, 2014 to $1.2 million for the nine months ended September 30, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

Losses and loss adjustment expenses.  Losses and LAE increased by $12.0 million, or 41.2%, from $29.0 million for the nine months ended September 30, 2014 to $41.0 million for the nine months ended September 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $1.6 million from $2.4 million for the nine months ended September 30, 2014 to $4.0 million for the nine months ended September 30, 2015, primarily due to the increase in

Lender Services premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased by $4.3 million or 10.2%, from $42.3 million for the nine months ended September 30, 2014 to $46.6 million for the nine months ended September 30, 2015, primarily due to stock-based compensation, salaries and expenses associated with being a public company.

Founder special compensation.  Founder special compensation decreased by $17.9 million as of September 30, 2015 compared to September 30, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  Offering-related expenses decreased $8.2 million related to non-recurring expenses associated with the private offering of the Company’s stock in 2014.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended September 30, 2014.

Current tax expense (benefit).    Current tax expense increased by $17.4 million, from $4.5 million for the nine months ended September 30,  2014 to $21.9 million for the nine months ended September 30, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Deferred tax expense (benefit).  Deferred tax benefit decreased $14.4 million, from $18.7 million for the nine months ended September 30, 2014 to $4.3 million for the nine months ended September 30, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Program Services Segment — Results of Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Premiums earned	$4	$1	$(10)	$(15)
Ceding fees	18,837	12,167	49,360	33,025
Total revenues	18,841	12,168	49,350	33,010

Expenses:
Losses and loss adjustment expenses	1,090	266	2,057	113
Commissions	—	1	2	(1)
Taxes, licenses, and fees	(1)	4	8	3
General and administrative	2,857	2,797	8,990	8,002
Total expenses	3,946	3,068	11,057	8,117

Income (loss) before income taxes	$14,895	$9,100	$38,293	$24,893

Program gross expense ratio	1.0%	1.1%	1.1%	1.2%
Gross premiums written	$280,975	$257,175	$842,033	$693,260
Gross premiums earned	$258,621	$217,000	$745,407	$592,248

Program Services Segment Results of Operations for the Three Months Ended September 30, 2015 compared with the Three Months Ended September 30,  2014

Ceding fees.  Ceding fees increased by $6.6 million, or 54.8%, from $12.2 million for the three months ended September 30, 2014 to $18.8 million for the three months ended September 30, 2015, due to an increase in Program gross earned premium and capacity fees.  Program gross earned premium increased from $217.0 million for the three months ended September 30, 2014 to $258.6 million for the three months ended September 30, 2015.  Two large existing programs and a new program experienced growth in 2015 totaling $1.4 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings for the three months ended September 30, 2014 compared to the business written for the three months ended September 30, 2015.  Ceding fees earned for Nephila for the three months ended September 30, 2015 were  $4.6 million, consisting of premium related fees of $0.8 million and capacity fees of $3.8 million ($1.9 million of which is attributable to the re-estimation of gross written premium expected from Nephila for 2015 from $150 million to $100 million).

Losses and loss adjustment expenses.  Losses and LAE incurred in the run-off of the retained business increased by $0.8 million from $0.3 million for the three months ended September 30, 2014 to $1.1 million for the three months ended September 30, 2015.  The increase in losses and LAE for the three months ended September 30, 2015, was related to reserve strengthening on run-off programs.

Program Services Segment Results of Operations for the Nine months Ended September 30, 2015 compared with the Nine months Ended September 30,  2014

Ceding fees.  Ceding fees increased by $16.4 million, or 49.5%, from $33.0 million for the nine months ended September 30, 2014 to $49.4 million for the nine months ended September 30, 2015, due to an increase in Program gross earned premium and capacity fees.  Program gross earned premiums increased from $592.2 million for the nine months ended September 30, 2014 to $745.4 million for the nine months ended September 30, 2015.  Two large existing programs and a new program experienced growth in 2015 totaling $4.2 million.  In addition, Nephila began writing business in second quarter 2014 with minimal premium writings for the nine months ended September 30, 2014 compared to the business written for the nine months ended September 30, 2015.  Ceding fees earned for Nephila were  $9.7 million, consisting of premium related fees of $2.2 million and capacity fees of $7.5 million for the nine months ended September 30, 2015.

Losses and loss adjustment expenses.  Losses and LAE incurred in the run-off of the retained business increased by $2.0 million from $0.1 million for the nine months ended September 30, 2014 to $2.1 million for the nine months ended September 30, 2015.  The increase in losses and LAE for the nine months ended September 30, 2015, was related to reserve strengthening on run-off programs.

General and administrative expense.  General and administrative expense increased by $1.0 million, or 12.3%, from $8.0 million for the nine months ended September 30, 2014 to $9.0 million for the nine months ended September 30, 2015.  The increase was primarily related to stock-based compensation and is partially offset by a small decrease in compensation expense.

Lender Services Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Premiums earned	$30,152	$25,598	$85,155	$69,600
Commission income	340	405	1,074	1,167
Other income	381	318	1,103	938
Total revenues	30,873	26,321	87,332	71,705

Expenses:
Losses and loss adjustment expenses	13,683	10,429	38,898	28,896
Commissions	1,207	1,208	3,962	2,439
Taxes, licenses, and fees	911	819	2,177	2,050
General and administrative	9,550	9,480	29,681	28,757
Contract modification expense	—	—	—	17,800
Total expenses	25,351	21,936	74,718	79,942

Income (loss) before income taxes	$5,522	$4,385	$12,614	$(8,237)

Adjusted pre-tax income (loss)	$5,522	$4,385	$12,614	$9,563
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$5,522	$4,385	$12,614	$(8,237)
Plus: Contract modification expense (1)	—	—	—	17,800
Adjusted pre-tax income (loss)	$5,522	$4,385	$12,614	$9,563

Net loss ratio	45.4%	40.7%	45.7%	41.5%
Net expense ratio	38.7%	45.0%	42.1%	47.8%
Net combined ratio	84.1%	85.7%	87.8%	89.3%

Gross premiums written	$40,522	$34,688	$102,635	$89,978
Net premiums written	$33,039	$29,097	$84,452	$69,787

(1)

In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million.

Lender Services Segment Results of Operations for the Three Months Ended September 30, 2015 compared with the Three Months Ended September 30,  2014

Premiums earned.  Premiums earned increased by $4.6 million, or 17.8%, from $25.6 million for the three months ended September 30, 2014 to $30.2 million for the three months ended September 30, 2015, $1.9 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Losses and loss adjustment expenses.  Losses and LAE increased by $3.3 million, from $10.4 million for the three months ended September 30, 2014 to $13.7 million for the three months ended September 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A

strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Lender Services Segment Results of Operations for the Nine months Ended September 30, 2015 compared with the Nine months Ended September 30,  2014

Premiums earned.   Premiums earned increased by $15.6 million, or 22.3%, from $69.6 million for the nine months ended September 30, 2014 to $85.2 million for the nine months ended September 30, 2015, $9.1 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Losses and loss adjustment expenses.  Losses and LAE increased by $10.0 million, or 34.6%, from $28.9 million for the nine months ended September 30, 2014 to $38.9 million for the nine months ended September 30, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.   A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $1.6 million from $2.4 million for the nine months ended September 30, 2014 to $4.0 million for the nine months ended September 30, 2015, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended September 30, 2014.

Corporate Segment — Results of Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014

Revenues:
Net investment income	$2,008	$1,183	$5,961	$3,401
Realized net investment gains (losses)	(571)	291	880	1,186
Other income	—	608	125	2,199
Total revenues	1,437	2,082	6,966	6,786

Expenses:
General and administrative	2,049	2,536	7,978	5,562
Founder special compensation	—	—	—	17,914
Offering-related expenses	—	1,101	—	8,230
Interest expense	510	580	1,515	1,728
Total expenses	2,559	4,217	9,493	33,434

Income (loss) before income taxes	(1,122)	(2,135)	(2,527)	(26,648)

Income tax expense (benefit)	6,899	4,391	17,628	(14,158)

Net income (loss)	$(8,021)	$(6,526)	$(20,155)	$(12,490)

Adjusted pre-tax income (loss)	$(1,122)	$(1,034)	$(2,527)	$(504)
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$(1,122)	$(2,135)	$(2,527)	$(26,648)
Plus: Founder special compensation (1)	—	—	—	17,914
Plus: Offering-related expenses (2)	—	1,101	—	8,230
Adjusted pre-tax income (loss)	$(1,122)	$(1,034)	$(2,527)	$(504)

(1)

We made special compensation payments to our co-founders and principal executive officers, Lonnie Ledbetter and Terry Ledbetter in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Following the completion of the private placement, we ceased paying founder special compensation.

(2)	Offering-related expenses are non-recurring expenses related to the Company’s private placement of common stock in 2014.

Corporate Segment Results of Operations for the Three Months Ended September 30, 2015 compared with the Three Months Ended September 30,  2014

Investment income.  Investment income increased by $0.8 million, from $1.2 million for the three months ended September 30, 2014 to $2.0 million for the three months ended September 30, 2015, in part due to the timing of investing the net proceeds of the private placement.

Realized net investment gains.  Realized net investment gains decreased by $0.9 million, from a gain of $0.3 million for the three months ended September 30, 2014 to a loss of $0.6 million for the three months ended September 30, 2015.   The loss for the three months ended September 30, 2015 is primarily a result of market volatility during the quarter, which impacted the value of our convertible securities.

Other income.  Other income decreased by $0.6 million for the three months ended September 30, 2015 related to termination of a tenant lease in November 2014.

General and administrative expense.  General and administrative expense decreased by $0.5 million, from $2.5 million for the three months ended September 30, 2014 to $2.0 million for the three months ended September 30, 2015, primarily due to bonuses.

Offering-related expenses.  Offering-related expenses decreased $1.1 million related to non-recurring expenses associated with the private offering of the Company’s stock in 2014.

Income tax expense.  Income tax expense increased by $2.5 million, from $4.4 million for the three months ended September 30,  2014 to $6.9 million for the three months ended September 30, 2015, primarily resulting from a $7.9 million increase in net income before taxes.

Corporate Segment Results of Operations for the Nine Months Ended September 30, 2015 compared with the Nine Months Ended September 30,  2014

Investment income.  Investment income increased by $2.6 million, from $3.4 million for the nine months ended September 30, 2014 to $6.0 million for the nine months ended September 30, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement.

Other income.  Other income decreased by $2.1 million, from $2.2 million for the nine months ended September 30, 2014 to $0.1 million for the nine months ended September 30, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

General and administrative expense.  General and administrative expense increased by $2.4 million, from $5.6 million for the nine months ended September 30, 2014 to $8.0 million for the nine months ended September 30, 2015, primarily due to an increase in stock-based compensation, bonuses and expenses associated with being a public company.

Founder special compensation.  Founder special compensation decreased by $17.9 million as of September 30, 2015 compared to September 30, 2014.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  Offering-related expenses decreased $8.2 million related to non-recurring expenses associated with the private offering of the Company’s stock in 2014.

Income tax expense.  Income tax expense increased by $31.8 million, from a benefit of $14.2 million for the nine months ended September 30,  2014 to an expense of $17.6 million for the nine months ended September 30, 2015, primarily resulting from the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of September 30, 2015, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 12.1% of the portfolio at September 30, 2015, an increase from 5.3% at December 31, 2014.  Management increased the convertible portfolio because convertible securities offer the potential for participation in the growth of the equity markets with greater down side protection.  The average duration, excluding convertible securities, was 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan

Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors.  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
September 30, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$328,271	$5,575	$(2,368)	$331,478
Total equity securities	5,594	913	(64)	6,443
Total investments	$333,865	$6,488	$(2,432)	$337,921

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$305,019	$6,228	$(1,336)	$309,911
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

The table below summarizes the credit quality of our fixed-maturity securities as of September 30, 2015, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$13,044	$13,300	4.01%
AAA	155,345	157,451	47.50%
AA, AA+, AA-	65,607	66,695	20.12%
A, A+, A-	36,401	36,974	11.15%
BBB, BBB+, BBB-	40,282	39,685	11.97%
BB+ and lower	17,592	17,373	5.25%
Total	$328,271	$331,478	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of September 30, 2015, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$6,911	$6,950
Due after one year through five years	96,434	97,233
Due after five years through ten years	95,499	96,364
Due after ten years	19,188	19,021
Residential mortgage-backed securities	87,666	89,010
Commercial mortgage-backed securities	22,573	22,900
	$328,271	$331,478

The tables below summarize the gross unrealized losses of fixed-maturity and equity securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$59,898	$(1,775)	$15,672	$(593)	$75,570	$(2,368)
Total equity securities	2,060	(64)	—	—	2,060	(64)
Total investments	$61,958	$(1,839)	$15,672	$(593)	$77,630	$(2,432)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)
Total equity securities	—	—	—	—	—	—
Total investments	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

There were 148 and 143 securities at September 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices.  The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $53.7 million and $36.9 million at September 30, 2015 and December 31, 2014, respectively.  The increase in the amounts on deposit at September 30, 2015 is primarily due to an increase in the required deposits for workers’ compensation business.

Fair value of financial instruments.  ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are all considered level 2 investments.

Liquidity

We are organized as a holding company with three domestic insurance company subsidiaries, as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fees, investment income and proceeds from sales and maturities of investments.  Our primary uses of operating funds include payments of claims and operating expenses.  We pay claims using cash flow from operations and invest our excess cash primarily in fixed-income securities.  We expect that projected cash flows from operations, as well as the net proceeds from the private placement that we contributed to our insurance subsidiaries, will provide us with sufficient liquidity to fund our anticipated growth, as well as to pay claims and operating expenses, and to pay interest on debt facilities, finance our stock buyback plan and other holding company expenses for the foreseeable future.  However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term.  If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.  We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state.  The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $21.6 million and $15.6 million as of December 31, 2014 and 2013, respectively.  In addition, we are able to generate substantial cash flow outside of our regulated insurance subsidiaries through intercompany agency and management agreements between our insurance subsidiaries and our agency, TBA.  TBA functions as a managing general agent for SNIC and NSIC in connection with the Lender Services segment, overseeing the underwriting of the CPI business.  In addition, under the management agreement TBA provides business development, financial monitoring and other oversight functions to all of our insurance subsidiaries.

The following table is a summary of our consolidated statements of cash flows:

	Nine Months Ended
	September 30,
($ in thousands)	2015	2014

Cash and cash equivalents provided by (used in):
Operating activities	$40,843	$3,634
Investing activities	(27,919)	(70,660)
Financing activities	(3,540)	80,909
Net change in cash and equivalents	$9,384	$13,883

Comparison of Nine Months Ended September 30, 2015 and 2014

Net cash provided by (used in) operating activities was $37.2 million higher for the nine months ended September 30, 2015 compared to the nine months ended September 30,  2014.  The increase is primarily due to nonrecurring cash expenditures for the nine months ended September 30, 2014 related to founder special compensation, amendment to the CUNA Mutual alliance agreement and offering-related expenses.  Also, contributing to the increase is an increase in ceding fees and the change to the Company’s retention related to the CUNA Mutual Alliance agreement to 70% from 50%.

Net cash provided by (used in) in investing activities decreased $42.8 million from $70.7 million for nine months ended September 30, 2014 to $27.9 million for the nine months ended September 30, 2015.  This decrease is primarily due to investing cash received from the private placement in 2014.

Net cash provided by (used in) financing activities decreased $84.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30,  2014 primarily due to the 2014 private placement and redemption of common shares of existing shareholders.  This was offset by a decrease in dividends paid of $12.7 million.  The decrease in dividends is primarily related to payments in the first and second quarters of 2014 to the founding shareholders for the payment of estimated taxes of the S corporation.

Other Material Changes in Financial Position

	September 30,	December 31,
($ in thousands)	2015	2014
Selected Assets:
Accounts receivable from agents, net	$25,988	$18,528
Reinsurance recoverable on paid losses	1,046	1,200
Reinsurance recoverables	1,842,427	1,656,534
Goodwill and intangible assets, net	6,139	6,683
Deferred income taxes, net	28,822	23,864

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,301,173	$1,209,905
Unearned premiums	575,935	480,124
Allowance for policy cancellations	56,927	55,500
Deferred ceding fees	29,446	23,612
Subordinated debentures	44,500	44,500
Other liabilities	31,556	28,642

Accounts receivable from agents, net.    During the nine months ended September 30, 2015, accounts receivable from agents increased $7.5 million from December 31, 2014, as a result of growth in Program Services business due to the addition of new programs and expansion of existing programs.  This balance reflects ceding fees and premium taxes receivable from agents.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of September 30, 2015, we held $2.7 billion in collateral securing $1.5 billion in reinsurance recoverables.  In addition, we had $337.8 million of unsecured reinsurance recoverables, of which $331.4 million related to the Program Services segment and $6.4 million related to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier.  During the nine months ended September 30, 2015, reinsurance recoverables increased $185.9 million from December 31, 2014, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  These factors also caused an increase in the corresponding unearned premiums and the unpaid losses and loss adjustment expenses of $95.8 million and $91.3 million, respectively.

Allowance for policy cancellations.  As of September 30, 2015, the allowance for policy cancellations increased by $1.4 million from December 31, 2014, primarily due to higher CPI premiums (gross of cancellations) written in the most recent three months of 2015 compared to the last three months of 2014.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the nine months ended September 30, 2015 and September 30,  2014 included upward revisions to prior year estimates of $0.8 million and  $4.2 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the nine months ended September 30, 2015 and 2014 was approximately $0.5 million and $2.2 million, respectively.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts.  The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  These trusts’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  The three month LIBOR at September 30, 2015, was 0.33%.

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

Security is also immediately required if a reinsurer falls below the benchmark rating during the term of a reinsurance agreement.  Existing security may be increased if a reinsurer is downgraded during the term of a reinsurance agreement or experiences a significant loss in policyholder surplus.

Collateral levels are reviewed weekly on each reinsurer on which security is required.  Collateral calculations are adjusted as monthly activity reports are received on individual programs and as collateral account balance information is available.  Collateral is collected for estimated policyholder liabilities a quarter in advance at the end of each calendar quarter.

We also evaluate the credit risk of our investment portfolio.  The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities in which we invest) involves the credit quality of our portfolio.  Over 70% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our investment committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

We had fixed-maturity securities with a fair value of $331.5 million and an amortized cost of $328.3 million as of September 30, 2015 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of September 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations out of income.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of September 30, 2015.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$292,768	$(38,710)	-11.68%
200 basis point increase	305,487	(25,991)	-7.84%
100 basis point increase	318,484	(12,994)	-3.92%
No change	331,478	—	—
100 basis point decrease	344,066	12,588	3.80%
200 basis point decrease	356,194	24,716	7.46%
300 basis point decrease	368,468	36,990	11.16%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of September 30, 2015, we had $44.5 million of debt instruments.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

STATE NATIONAL COMPANIES, INC.

Date:	November 12, 2015	/s/ Terry Ledbetter
Terry Ledbetter
President and Chief Executive Officer

Date:	November 12, 2015	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document