Form 10-K
period 2015-12-31
State National Companies, Inc.
filed 2016-03-10
CIK 1610793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ⌧	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was $339,562,737.

As of March 10, 2016, the registrant had 42,508,877 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders to be held June 3, 2016 are incorporated by reference into Part III of this Form 10-K.

STATE NATIONAL COMPANIES, INC.

PART I

Note on Forward-Looking Statements

Various statements contained in this Form 10-K are forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects, future production, revenues, income and capital spending of State National Companies, Inc. (the “Company” or “State National”). The Company’s forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “believe,” “expect,” “will,” “plan,” “target,” “could,” or other words that convey the uncertainty of future events or outcomes.

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

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier (“fronting”) arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees. Our broad licensing authority, strong A.M. Best “A” (Excellent) rating, which is the third highest out of fifteen rating categories used by A.M. Best, and track record of over 27 consecutive years of profitable operations allow us to act as the policy-issuing carrier for business produced by GAs.

We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers.  In many cases, we hold significant collateral to secure the associated reinsurance recoverables. We have ceded over $12 billion in premiums over 27 years with no unpaid reinsurance recoverables.  Because we generally only write in these lines on a fronting basis, GAs and reinsurers can be confident that we will not compete with them with respect to the business they write through us. In exchange for providing our insurance capacity, licensing and rating to our GA and capacity provider clients, we receive ceding fees averaging in excess of 5% of gross written premiums.  In addition, we require minimum annual fees, which we refer to as “capacity fees” for smaller programs, programs with uncertain premium volume or a program that involves exclusivity.  For the year ended December 31, 2015, our Program Services segment generated $1.1 billion in gross written premium, $68.0 million of earned ceding fees and $53.5 million in pre-tax income.

Our Lender Services segment generates premium primarily from providing CPI to our credit union, bank and specialty finance clients.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan. Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan. Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.  We believe that we are the only vertically integrated CPI provider focused primarily on this product offering, and that the breadth and flexibility of our services enable us to provide our lender clients with responsive and customized policy terms, services and reporting to better serve their needs.  We service our CPI clients through InsurTrak, our proprietary technology platform that allows both us and our clients to track and manage a CPI program. We believe our InsurTrak system is highly scalable with the capacity to service a much larger volume of business without significant changes to the system. As of December 31, 2015, we had over 600 CPI clients with portfolios totaling 4.7 million CPI loans. In addition, our integrated CPI platform and InsurTrak have contributed to our ability to write business for credit unions, banks and specialty finance companies.

We have an exclusive relationship with CUNA Mutual Insurance Society (“CUNA Mutual”) to provide CPI.  CUNA Mutual is a leading insurance company focused on providing a range of insurance products to credit unions in the U.S. This alliance provides us access to over 95% of the nation’s credit unions through CUNA Mutual’s substantial sales force and has enabled us to achieve a leading market share of approximately 26% in the credit union CPI market. In 2014, we amended our relationship with CUNA Mutual to increase our retention of the business subject to the alliance to 70% from 50% for policies written on or after July 1, 2014. Our relationship with CUNA mutual has contributed significantly to our growth in the credit union market.  We believe that banks and specialty finance companies also present significant growth opportunities for this business.  For the year ended December 31, 2015, our Lender Services segment generated $146.0 million in gross written premium, $120.5 million in net written premium and pre-tax income of $18.8 million.

We write our insurance business through our three insurance company subsidiaries, which have expansive licenses to write insurance in the U.S.  State National Insurance Company, Inc. (“SNIC”) and National Specialty Insurance Company (“NSIC”) are admitted carriers licensed to write property and casualty business in all 50 states and the District of Columbia.  United Specialty Insurance Company (“USIC”) is an admitted carrier in Delaware and is eligible to write surplus lines in all 50 states and the District of Columbia.  A surplus lines insurer is not directly regulated by the insurance departments in the states in which it writes and as a result has more latitude when insuring hard-to-place risks found in the surplus lines market. Having both admitted and surplus lines authority allows us to provide a broader and more flexible product offering in our fronting business. These companies operate under an intercompany pooling agreement in order to take advantage of our strong “A” (Excellent) group rating from A.M. Best.

Our long history of profitable operations has enabled us to maintain our “A” (Excellent) A.M. Best rating while writing gross premiums in excess of $1.2 billion in 2015 on approximately $263 million of shareholders’ equity, or over four times operating leverage at December 31, 2015. As of December 31, 2015, we had total assets of approximately $2.4 billion. The following table sets forth selected financial data for the periods presented:

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013
Program Services
Gross written premium	$1,119,125	$909,501	$691,067
Net written premium	(3)	(5)	(1,018)
Ceding fees	67,956	45,732	32,898
Pre-tax income	53,503	34,646	20,526

Lender Services
Gross written premium	$145,962	$124,624	$118,898
Net written premium	120,511	99,079	87,791
Pre-tax income (loss)	18,816	(4,650)	15,793

Adjusted pre-tax income (1)	18,816	13,150	15,793

Consolidated
Gross written premium	$1,265,087	$1,034,125	$809,965
Net written premium	120,508	99,074	86,773
Ceding fees	67,956	45,732	32,898
Pre-tax income	69,554	1,317	25,498
Net income	44,666	11,013	22,711

Adjusted pre-tax income (1)	69,554	45,864	35,700
Adjusted net income (2)	44,666	28,683	22,084

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

2014 Capital Raise and Nasdaq Listing

On June 25, 2014, we completed the sale of an aggregate of 31,050,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933, which we refer to in this report as the private placement. Subsequently, we registered the resale of these shares with the Securities and Exchange Commission and our common stock began trading on the Nasdaq Global Select Market on November 3, 2014.

Our Business Segments and Services

We have two primary business segments, Program Services and Lender Services.

•

Program Services — Our Program Services segment is a fronting business. We leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market to capacity providers in exchange for ceding fees. Through our fronting business, we write a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers compensation insurance.  We are able to reinsure substantially all of the underwriting and operating risks associated with our fronting arrangements to our capacity providers. We mitigate the credit risk of our capacity providers generally by either selecting well capitalized, highly rated authorized reinsurers or requiring that the reinsurer post substantial collateral to secure the reinsured risks.

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

Our Competitive Strengths

We believe that our specialized business model provides us with the following competitive strengths:

•

Successful and Focused U.S. Specialty Platform.  We have a track record of over 27 consecutive years of success in the CPI and fronting markets in the U.S. with leading market positions in these two businesses.  We believe that our focus on these two niche markets provides us with the opportunity for achieving superior long-term growth and profitability.

•

Efficient, Fee-Based Fronting Business Model.  We have a specialized fronting model providing specialty GAs and capacity providers with access to our “A” (Excellent) rating from A.M. Best, expansive licensing and reputation in exchange for ceding fees averaging in excess of 5% of gross premiums written. For 2015, our Program Services segment generated $1.1 billion of gross written premium and $73.5 million of ceding fees, of which $68.0 million was earned during 2015. We have ceded over $12 billion in premiums over 27 years with no unpaid reinsurance recoverables. We reinsure substantially all liabilities associated with our fronting arrangements and require our GAs (with capacity providers either providing some of these services directly or being responsible for the performance by the GAs) to handle all the services associated with policy administration, claims handling, cash handling, underwriting and other traditional insurance company services.  As a result, we retain virtually no risk other than the credit risk of the capacity provider, and we incur minimal incremental expense on additional premium volume produced. Using our model, we are able to generate significant gross written premiums on a relatively small capital base compared to other insurance carriers. We believe that our long track record of success in this market and credibility with A.M. Best enables us to maintain our “A” rating with a relatively high operating leverage that we expect would be difficult for a competitor to obtain.

•

Vertical Integration and Proprietary Technology in CPI Business.  We believe that we are the only fully vertically integrated CPI provider focused primarily on this product offering, in that our operations cover sales, policy issuance, policy administration, underwriting, claims handling and all other aspects of the CPI business cycle.  Our integration enables us to provide our lender clients with responsive and customized policy terms, services and reporting to better serve their needs.  We believe that other CPI market participants that contract out distribution, policy issuance or other functions of the business are not as well positioned to adapt to market and product changes and offer customized solutions as we are. In addition, our proprietary insurance tracking system, InsurTrak, delivers real-time visibility to us and our clients into current borrower insurance information.  This versatile and scalable system can be easily customized for each client at little incremental cost to us. As of December 31, 2015, we had over 600 CPI clients with portfolios totaling 4.7 million CPI loans.

•

Profitable, Low Risk Business Model.  Through our specialized Program Services and Lender Services businesses, we are able to generate profits with limited underwriting risk in our insurance subsidiaries.  We have operated our business profitably for over 27 consecutive years. We are able to do this in our Program Services business by generating significant ceding fees on gross premiums written and reinsuring substantially all of the risk inherent in the fronting arrangement to our capacity providers, except for the credit risk of the capacity providers, which we mitigate by careful client selection, credit underwriting and, in many cases, significant collateral requirements.  Our Program Services business earned ceding fees of $68.0 million, $45.7 million and $32.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Because we control all aspects of the CPI business operations, we can readily customize our product coverage and reporting to each client. We underwrite each of our lender client accounts and have the ability to move quickly to re-price the business in response to market or financial changes. Our fully vertically integrated CPI business historically has had high frequency but low severity losses and has produced attractive net combined ratios of 86.5%, 89.3% and 85.1% for the years ended December 31, 2015, 2014 and 2013, respectively.  The net combined ratio is the sum of the net loss ratio and the net expense ratio, as each is described below, and is a measure of the overall profitability of our Lender Services business, measuring its underwriting profitability and operational efficiency.

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

•

Proven Leadership and Experienced Management Team.   We have a highly experienced and capable management team that is led by Terry Ledbetter, Chairman and Chief Executive Officer. Our senior executives have an average of over 20 years of experience with us. Our management team enjoys strong relationships, experience and reputation with rating agencies, insurance regulators and business partners. Utilizing our profitable, specialized business model, our management has positioned us for further growth in the future.

Our Growth Strategies

We intend to continue our profitable growth by focusing on the following strategies:

•

Capitalize on Positive Market Opportunities.  We believe that macroeconomic conditions will provide us with growth opportunities in each of our business segments.  Increased capital in the reinsurance market coupled with a decline in reinsurance rates is causing reinsurers to review options for accessing the primary market, which should create demand for our fronting services in our Program Services segment.  Downgrades of insurance companies may also create increased demand for our fronting capacities.  In addition, we believe that the increased role of capital markets alternatives to reinsurance, the capitalization of hedge fund-backed reinsurers and the growth of the non-U.S. reinsurance market generally, including syndicates of Lloyd’s of London and Bermuda-based reinsurers, should drive demand for our fronting services, as these firms typically do not have direct access to the U.S. insurance market. In our CPI business, we believe that organic growth from our existing lender clients is, and potential new business will be, driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability.

•

Expand Direct Relationships with Capacity Providers and Specialty GAs.  Historically, we have relied on our relationship-driven channels to generate new fronting business with only a modest sales and marketing effort. In addition, we have historically relied on brokers to identify GAs in need of fronting arrangements.  With the additional capital from the private placement in 2014, we are addressing what we believe is increased demand from domestic and non-U.S. carriers and institutional risk investors. We continue to build direct relationships with GAs and capacity providers and have hired additional fully-dedicated sales staff.  Also, we are now attending international conferences in addition to meetings by our senior executives with capacity providers in London and Bermuda. These meetings and conferences along with the direct marketing campaign with GAs have produced new business and viable leads.  We plan to continue such efforts to further expand our fronting business.

•

Expand Our CPI Business within the Banking and the Specialty Finance Company Market.  Because of our exclusive relationship with CUNA Mutual, we have focused our CPI business primarily on credit unions. As a result, our penetration in the CPI market for banks and specialty finance companies is low. However, we believe that the CPI market for banks, particularly regional and smaller banks, and specialty lenders provides growth opportunities and that the specialty finance company market is more attractive to CPI providers due to potentially higher incidences of borrowers’ failing to obtain or maintain the required insurance. As such, we have increased focus on sales in these markets.

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

In 1984, we formed SNIC to write our CPI business directly. SNIC received an “A” (Excellent) rating from A.M. Best in 1993, and has maintained the rating for over 20 years.  To utilize excess capital in SNIC, we expanded our fronting operations outside of Texas.

In 1999, we acquired NSIC, an inactive insurance company and in 2006 we formed USIC to write coverage on an excess and surplus basis. Both of these insurance companies are subsidiaries of SNIC and operate under an intercompany pooling agreement with SNIC in order to take advantage of the “A” (Excellent) group rating from A.M. Best.

In July of 2009, we formed an exclusive relationship with CUNA Mutual, a leading provider of insurance products to credit unions. This alliance provides us with access to their sales force.  That sales force is valuable, in part, because CUNA Mutual has business relationships in 95% of credit unions nationwide.  Additionally, over the last 15 years, we have expanded our CPI business through opportunistic acquisitions of multiple CPI agencies and books of business.

Program Services Segment

Business Overview

In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses, and reputation to provide access to the U.S. property and casualty insurance market in exchange for ceding fees. This access is sought by GAs and capacity providers in the U.S. property and casualty insurance market. The most common underlying business reasons are set out below:

•	GAs writing specialized books of business supported by capacity providers; and

•	Capacity providers seeking a fronting arrangement, including:

o	insurers that have access to origination but require broader licensing or given their lower rating, the use of an “A” A.M. Best rating to access business;

o	foreign insurers writing in the United States, either directly or through GAs;

o	domestic insurers seeking additional business free of channel conflicts;

o	insurers looking to reduce financial leverage; and

o	institutional risk investors that need to write through licensed, highly rated entities.

Many of our fronting programs are arranged with the assistance of brokers that are seeking to provide customized insurance solutions for specialty insurance business that requires an A.M. Best “A” rated carrier. In exchange for access to our rating, licensing and reputation, we generally charge ceding fees ranging between 5% and 6% of gross written premium.  We are able to do this profitably because our specialized fronting business model relies on our GAs or capacity providers to provide the infrastructure associated with providing policy administration, claims handling, cash handling, underwriting, or other traditional insurance company services. Our low expense structure enables the Program Services segment to produce significant additional premium volume with only minimal incremental expense increase.

Under our specialized fronting arrangements, we retain virtually no risk by reinsuring the following risks:

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

We reinsure substantially all of the underwriting risk, credit risk of GAs and business risk to the capacity providers and collect ceding fees on the transactions we facilitate. We remain exposed to the credit risk of capacity providers, or the risk that one of our capacity providers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. To mitigate this credit risk of capacity providers, we have established financial criteria for selecting capacity providers as well as comprehensive methodologies and systems to monitor and mitigate this risk. See “—Relationships with Capacity Providers and Producers” below.  Our specialized fronting arrangements have allowed us to cede over $12 billion in premiums over 27 years with no unpaid reinsurance recoverables.

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

As compensation for writing this business, we receive ceding fees generally from the GAs or other producers.  If a producer defaults on its obligation to pay these fees (or any other amount due), the capacity provider is obligated to make the payment under the guarantee contained in the contracts.  We charge ceding fees averaging in excess of 5% of gross written premium.  The fee may be adjusted upward if, for example, the business uses more surplus (i.e., has a longer tail) or requires more administration or oversight due to collateral requirements.  In addition, we require minimum annual fees, which we refer to as “capacity fees” for smaller programs, programs with uncertain premium volume or a program that involves exclusivity.

We select GAs based on their experience, capacity to provide the necessary services, reputation and financial stability. We regularly monitor the performance of our GAs to ensure that there is no material deterioration with respect to such factors over time.

We generally require new capacity providers to either (1) have an A.M. Best rating of “A-” (Excellent) or better, have equity and/or capital and surplus of at least $300 million and not have other issues that impact credit quality negatively or (2) post substantial collateral.  We review historical financial results of proposed capacity providers to assess financial stability.  The ceding fee we charge rises if deemed necessary for increased risk associated with the credit quality of the capacity provider.  For the three years ended December 31, 2015, the average ceding fee was 5.6% (excluding capacity fees) of gross earned premium.

If a capacity provider does not meet our selection criteria, we utilize a number of risk mitigating levers, including requiring the posting of collateral and excess collateral, equity and/or capital and surplus and financial covenants, guarantees by affiliates and premium and/or policy limit caps. With respect to reserve calculation, we maintain reserve calculation control for all of our programs.  Where a GA or reinsurer has loss development data available, our internal actuarial department will review such data for sufficiency (i.e., how much history is provided), consistency, and whether the product for which history is provided is consistent with our product.  If the data is not credible or where no data is available, the loss reserves are calculated using our experience or industry experience for similar products or lines of business. With respect to collateral, we view eligible collateral either as securities with a National Association of Insurance Commissioners (“NAIC”) Securities Valuation Office rating of NAIC-1 or an evergreen letter of credit.  The

NAIC SVO has a credit rating scale for securities held in an insurer’s investment portfolio ranging from NAIC-1 (lowest risk) to NAIC-6 (highest risk, near or at default).  We monitor and manage our outstanding collateral agreements on a weekly basis and set our collateral requirements to further limit our credit exposure.

Our contracts relating to collateral typically provide for changes in the level of collateral required based on estimates of reinsurance recoverables. Our contracts may also provide for changes in level of collateral required based on certain events, such as changes in a capacity provider’s ratings and level of equity and/or capital and surplus. We require each program to submit projections to enable us to receive collateral a quarter in advance. We typically set collateral in excess of gross recoverables.  As of December 31, 2015, we held $2.7 billion in collateral securing $1.5 billion in reinsurance recoverables.  In addition, we have $384.3 million of unsecured reinsurance recoverables, of which $377.2 million relates to the Program Services segment. See “—Reinsurance.”

We believe that the increased role of capital markets alternatives to reinsurance, the capitalization of hedge fund-backed reinsurers and the growth of the non-U.S. reinsurance market generally should drive demand for our Program Services, as these firms typically do not have direct access to the U.S. insurance market.

Products

In our Program Services segment we act as an issuing carrier for foreign and domestic insurance and reinsurance companies in exchange for ceding fees, writing a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers compensation insurance.

Sales and Marketing

We source our fronting arrangements from reinsurance brokers and directly with GAs and capacity providers. Historically, we have been able to fully leverage our capital base through our traditional distribution channels with only a modest sales and marketing effort and using our existing infrastructure. We historically have been opportunistic and relationship-driven, rather than systematic, with respect to new business generation but recently began actively marketing our services. We continue to build direct relationships with GAs and capacity providers and have hired additional fully-dedicated sales staff.  Also, we are now attending international conferences in addition to meetings by our senior executives with capacity providers in London and Bermuda. These meetings and conferences along with the direct marketing campaign with GAs have produced new business and viable leads.  We plan to continue such efforts to further expand our fronting business.

We do not expect that developing direct relationships will have a negative effect on existing large brokerage relationships. In our experience, brokers typically view fronting deals as opportunistic rather than core to their business and generally accept that companies that primarily act as issuing carriers will and must develop direct relationships. We have a number of long-term relationships with GAs, brokers and reinsurers. Turnover generally occurs when capacity providers choose not to use a fronting arrangement, loss performance deteriorates, a GA forms its own insurance company, or a capacity provider exits a particular line of business.  We have historically been able to more than offset cancelled programs with a combination of new fronting arrangements and organic growth in existing fronting arrangements.

Competition

We believe there are relatively few active competitors in the fronting business.  We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model, experience and generally not offering State National’s products for our own account.  Our principal competitors are companies such as James River Group Holdings, Ltd., Clear Blue Financial Holdings, LLC., Spinnaker Insurance Company, AmTrust Financial Services, Inc. and Argo Group, which we believe only act as an issuing carrier on a limited basis or if a GA chooses to use an alternative structure in which the insurer retains the risk as opposed to that involves an issuing carrier.  Unlike us, some of our competitors offer policy administration and are willing to assume a significant portion of the underwriting risk.  We believe our long track record of success in this market and long-standing relationship and credibility with A.M. Best enable us to maintain our “A” (Excellent) A.M. Best rating with a relatively high operating leverage that we expect would be difficult for a competitor to obtain.

Geographic Distribution

We write our insurance business through our three insurance company subsidiaries, SNIC, NSIC and USIC.  SNIC and NSIC are admitted carriers licensed to write property and casualty business in all 50 states and the District of Columbia.  USIC is an admitted carrier in Delaware and is eligible to write surplus lines in all 50 states and the District of Columbia.  The following table sets forth the distribution of our Program Services gross premium written by state as a percent of total gross premium written for the years ended December 31, 2015, 2014 and 2013:

Program gross premium written	Years Ended
	December 31,
($ in thousands)	2015		2014		2013
California	$240,114	21.5%	$182,178	20.0%	$148,342	21.5%
Texas	175,100	15.6%	117,713	12.9%	88,823	12.9%
New York	136,168	12.2%	127,299	14.0%	103,549	15.0%
Florida	123,927	11.1%	81,456	9.0%	45,718	6.6%
New Jersey	43,259	3.9%	38,710	4.3%	25,837	3.7%
Arizona	36,270	3.2%	33,527	3.7%	20,286	2.9%
North Carolina	31,471	2.8%	29,586	3.3%	24,669	3.6%
Michigan	31,181	2.8%	32,983	3.6%	16,086	2.3%
Other jurisdictions	301,635	27.0%	266,049	29.3%	217,757	31.5%
Total	$1,119,125	100.0%	$909,501	100.0%	$691,067	100.0%

Lender Services Segment

Business Overview

In our Lender Services segment, we primarily offer CPI, which insures automobiles or other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies. CPI is added by lenders to the loans of borrowers who do not uphold their obligation to the lender to insure the collateral underlying the loan. The product is underwritten directly by us. We also provide ancillary insurance products that we do not actively market. For the year ended December 31, 2015, approximately 96% of our CPI business was written with credit unions.  In our CPI business, for 2015, the average lender loan balance was approximately $14,700 and our average claim was approximately $2,800. As of December 31, 2015, we had over 600 CPI clients and with portfolios totaling 4.7 million CPI loans.

Relationship with CUNA Mutual.  We entered into a Collateral Protection Alliance Agreement with CUNA Mutual in 2009, which we refer to as the alliance agreement, which provided us access to a wider array of clients, tested and validated the quality of our technology platform, and added significant additional scale to our CPI business.  CUNA Mutual has business relationships in 95% of credit unions nationwide. We believe these relationships and CUNA Mutual’s substantial sales force have enabled us to achieve a leading market share of approximately 26% in the credit union CPI market.  For the years ended December 31, 2015 and 2014, the CPI business generated through our alliance with CUNA Mutual represented 60.0% and 56.3% of our total CPI business respectively.  Pursuant to the alliance with CUNA Mutual, CUNA Mutual outsourced CPI administration and claims handling to us.

In connection with the alliance agreement, the parties also entered into a reinsurance agreement pursuant to which we initially agreed to cede 50% of the alliance business to CUNA Mutual. However, in 2014 we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange we made payments to CUNA Mutual totaling $17.8 million.  In addition, CUNA Mutual pays a ceding commission of 21% and reimburses a proportional share of direct commissions and other reimbursable expenses paid to accounts. The policies subject to the reinsurance agreement with CUNA Mutual insure automobiles or other vehicles held as collateral for loans made by credit unions across the U.S.  For a description of the coverages under these policies, see “—CPI Product” below.  CUNA Mutual is an admitted reinsurer and we do not hold collateral as security for the reinsurance recoverables under this reinsurance agreement.

Our agreement with CUNA Mutual extends through July 31, 2018. Thereafter, the agreement will be automatically renewed for consecutive three year terms unless either party elects to not renew by notifying the other party in writing at least 12 months prior to the expiration date.  CUNA Mutual has the ability to terminate its alliance agreement with us upon a change in control as defined in the contract, which includes a change in control of State National or certain of its subsidiaries.  When the alliance agreement terminates, depending upon the reason for the termination and subject to certain exceptions, we may be required to buy out CUNA Mutual’s right to participate in future alliance business at a price equal to the previous 12 months net premium times a percentage based on the loss ratio of the business during that period, or CUNA Mutual may have the right to buy out our right to participate in future alliance business.

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

Sales and Marketing

Because of our exclusive relationship with CUNA Mutual, we have focused our CPI sales efforts primarily on credit unions. We have also sold CPI programs opportunistically to banks and specialty lending institutions. As of December 31, 2015, we had over 600 CPI clients nationwide and focus on developing new relationships on an ongoing basis. Measured by premium volume, as of December 31, 2015, approximately 90% of our CPI clients have been with us for two or more years and approximately 75% have been with us for five or more years.

CPI is sold by full-time sales professionals whose territories are organized geographically in order to facilitate extensive face-to-face interactions and to develop and leverage regional expertise. Sales managers are paid bonuses monthly based on sales volume. These bonuses are uncapped and may exceed annual salary. Most sales managers we hire have prior experience selling to financial institutions. In addition, our alliance with CUNA Mutual provides us with access to their sales force.  That sales force is valuable, in part, because CUNA Mutual has business relationships in 95% of credit unions nationwide.  The alliance agreement with CUNA Mutual requires CUNA Mutual to assist in the sale of new CPI loans, and CUNA Mutual provides incentives to their sales force to achieve sales goals.

We have increased focus on sales with banks and specialty finance companies. With a concentrated effort on these prospective clients, and given that our technology and operating platform have the capacity to service many more and larger clients, we believe these markets represent opportunities for significant future growth. We are devoting additional sales and marketing efforts towards these markets.

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

New Client Assistance.  When we bring on a new client, the client’s loan portfolio is uploaded to our service platform, InsurTrak. Immediately after a new sale, our relationship with the client is transferred from a sales manager to an account manager. Account managers serve as a liaison between the client and our service team to ensure that our standards of service are being upheld. Account managers are supported by dedicated service teams.

Proprietary Technology — InsurTrak.  A key component of our product and service offering is InsurTrak, our proprietary insurance tracking system. InsurTrak delivers real-time visibility into the current borrower insurance information. A key feature of InsurTrak is that it is highly customizable for the client at virtually no incremental cost to us. Clients have their own ways of managing their businesses, and, therefore, require different analyses, data, and reporting outputs. The platform allows clients and us to view transaction histories, monitor calls, submit insurance updates and claims, and view reports.

Service Operations Center.  Another key component of our service offering is our service operations center. The service operations center handles over 900,000 calls from borrowers annually and is available 24 hours a day, 7 days a week. During regular business hours, borrowers can speak with a representative, while after hours callers receive answers to routine insurance questions using an interactive voice response system.  Borrowers can also submit insurance information online, through the mail to a dedicated P.O. Box, or via a dedicated fax line.

Additionally, we take measures to assist borrowers in becoming compliant with insurance requirements of their loans. We send at least two customized borrower notices, and each month make thousands of outbound insurance verifications in order to avoid unnecessary CPI placements.

Policy Issuance and Claims Processing.  In the event that borrowers let their insurance coverage lapse or that new borrowers fail to obtain the required coverage, we notify the borrower of the need to obtain coverage. Should a borrower fail to comply after receiving at least two notices, we will issue a retroactive CPI policy in accordance with the parameters established with the lender on the borrower’s loan. The cost of the CPI policy is added to the borrower’s loan balance and is remitted to us by the lender. If the borrower purchases or reinstates private coverage or demonstrates existing coverage, we cancel the policy and issue a premium refund.

Once a policy has been issued, if a loss event occurs, we offer an easy electronic claim submission process to clients. Clients can file electronic claims for single or multiple losses through InsurTrak and can track the status, appraisers’ reports, and final settlement sheets of all claims remotely using this system.

Competition

The CPI market is very competitive.  However, we believe the CPI market is mature and has significant barriers to entry, such as the required investment in technology and industry-specific knowledge. We compete primarily on the basis of price, coverages offered, claims handling, customer service, geographic coverage, financial strength ratings, licenses, reputation, technology, relationships with business partners and experience. We compete in the credit union market chiefly with two other CPI providers, Allied Solutions (“Allied”) and Southwest Business Corporation (“SWBC”). Allied is a Carmel, Indiana-based independent agency selling over 100 commercial and consumer insurance products with a similar market share to us. Allied has grown principally through acquisitions since its founding in 1977 and was sold to Securian, the parent corporation of Minnesota Life Insurance Company, in 2004. SWBC is a San Antonio, Texas-based GA selling a wide range of insurance, mortgage and investment products to commercial and consumer clients. Together with these two companies, we served approximately 71% of the total credit union CPI market in 2015, with the remainder being assorted smaller players and businesses which have opted to self-insure.  We estimate that our individual share of the credit union CPI market is approximately 26%.

We have increased our focus on growing our share of bank and specialty finance company CPI programs. These markets are large and growing and possess significant potential for future revenue growth. We believe that the bank automobile loan market is substantially larger than the credit union market based on outstanding loan balances.

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

We believe that a strengthening economy, an aging automobile fleet, and easier access to credit have contributed to recent increases in vehicle sales.  In addition, the size of lenders’ automobile loan portfolios has been growing, reflecting the lenders’ willingness to lend and their willingness to lend at a higher loan-to-value ratio. We believe that there is opportunity for us to benefit from future growth in the CPI market, both organically and through new account sales.

Geographic Distribution

The following table sets forth the distribution of our Lender Services gross premium written by state as a percent of total gross premium written for the years ended December 31, 2015, 2014 and 2013:

Lender gross premium written	Years Ended
	December 31,
($ in thousands)	2015		2014		2013
Texas	$17,809	12.2%	$16,550	13.3%	$15,925	13.4%
New York	8,990	6.2%	7,853	6.3%	5,745	4.8%
California	8,182	5.6%	6,781	5.4%	8,542	7.2%
Missouri	7,600	5.2%	7,161	5.7%	7,624	6.4%
Pennsylvania	8,156	5.6%	6,306	5.1%	5,931	5.0%
Illinois	6,396	4.4%	5,740	4.6%	6,464	5.4%
Florida	5,921	4.1%	5,007	4.0%	5,063	4.3%
Arizona	5,810	4.0%	4,307	3.5%	4,213	3.5%
Other states	77,098	52.8%	64,919	52.1%	59,391	50.0%
Total	$145,962	100.0%	$124,624	100.0%	$118,898	100.0%

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

In our Program Services business, we have developed standardized forms of agreements, including our quota share reinsurance agreement, which we use in substantially all of our fronting arrangements.  Under our fronting arrangements, we generally enter into a 100% quota share reinsurance agreement whereby we cede to the reinsurer substantially all of our gross liability under all policies issued by and on behalf of us by the general agent.  The reinsurer is generally entitled to 100% of the net premiums received on policies reinsured, less the ceding fee to us, the commission paid to the general agent and premium taxes on the policies.  The reinsurer assumes and is liable for substantially all losses incurred in connection with the risks under the reinsurance agreement, including judgments and settlements.  As a result, we bear virtually no business, credit or underwriting risk (except the risk of the reinsurer’s insolvency).  The reinsurer holds us harmless and indemnifies us for all risks under the agreement.  The sole consideration provided by us, in exchange for the ceding fees, is to permit the policies that are reinsured under the agreement to be issued in our name.

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

As of December 31, 2015, we held $2.7 billion in collateral securing $1.5 billion in reinsurance recoverables. In addition, we have $384.3 million of unsecured reinsurance recoverables, of which $377.2 million relates to the Program Services segment and $7.1 million relates to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier. Collateral held to support reinsurance recoverables generally consists of securities with a NAIC Securities Valuation Office rating of one or evergreen letters of credit.  The following table sets forth our ten largest gross reinsurance recoverables by reinsurer as of December 31, 2015:

	A. M. Best	Gross	Collateral	Net
10 Largest Gross Recoverables	Rating	Recoverables	Held	Recoverables
($ in thousands)
Knight Insurance Company, Ltd.	A-	$363,731	$453,588	$(89,857)
Century Surety Company	B++	172,021	222,146	(50,125)
JRG Reinsurance Company	A-	139,293	157,311	(18,018)
State Automobile Mutual Insurance Company	A-	123,129	136,450	(13,321)
Star Insurance Company	B++	90,508	106,321	(15,813)
Savers Property & Casualty Insurance Corporation	B++	86,011	112,419	(26,408)
Greenlight Reinsurance, Ltd.	A	56,923	74,095	(17,172)
Tokio Millennium Re Ag (US Branch)	A++	54,744	—	54,744
Technology Insurance Company, Inc.	A	52,691	—	52,691
Ananke Re, Ltd.	NR	51,364	619,830	(568,466)
Total		1,190,415	1,882,160	(691,745)
Other recoverables total		721,245	815,609	(94,364)
Total recoverables		$1,911,660	$2,697,769	$(786,109)

Collateral held is applied to each reinsurer, up to the amount of the gross recoverable, to determine the net recoverable for each reinsurer.  The following table sets forth our ten largest net reinsurance recoverables by reinsurer as of December 31, 2015:

	A. M. Best	Gross	Collateral	Net
10 Largest Net Recoverables	Rating	Recoverables	Applied	Recoverables
($ in thousands)
Tokio Millennium Re Ag (US Branch)	A++	$54,744	$—	$54,744
Technology Insurance Company, Inc.	A	52,691	—	52,691
Guideone Mutual Insurance Company	A	29,299	—	29,299
Starstone National Insurance Company	A-	29,123	—	29,123
QBE Insurance Corporation	A	25,020	—	25,020
Maiden Reinsurance North America, Inc.	A-	23,696	—	23,696
Lloyd's Syndicate 5820	A	21,140	—	21,140
Brit Syndicate 2987	A	19,431	—	19,431
California Capital Insurance Company	A	17,025	—	17,025
North Carolina Reinsurance Facility	NR	16,167	—	16,167
Total		288,336	—	288,336
Other recoverables total		1,623,324	1,527,335	95,989
Total recoverables		$1,911,660	$1,527,335	$384,325

The following table sets forth our aggregate reinsurance recoverables by reinsurer rating as of December 31, 2015:

	% of Total	Gross	Collateral	Net
Reinsurer Rating	Recoverables	Recoverables	Applied	Recoverables
($ in thousands)
A++	2.9%	$55,514	$225	$55,289
A+	1.2%	23,603	2,454	21,149
A	18.6%	355,462	128,961	226,501
A-	41.1%	786,577	727,804	58,773
B++	26.0%	497,691	497,691	—
B+	0.3%	5,761	5,761	—
B	0.4%	8,006	8,006	—
E	0.6%	11,540	11,540	—
NR	8.9%	167,506	144,893	22,613
Total	100.0%	$1,911,660	$1,527,335	$384,325

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

Loss Reserves

We record loss reserves for estimated losses under the insurance policies that we write and for LAE related to the investigation and settlement of those losses. Our reserves for losses and LAE represent the estimated cost of all reported and unreported losses and LAE incurred and unpaid at any given point in time based on known facts and circumstances.

For the years ended December 31, 2015 and 2014, our loss reserves, net of reinsurance recoverables, were $12.8 million and $10.1 million, respectively.  Since almost all of Program Services losses are ceded, our net loss reserves are primarily related to Lender Services business.  There were no significant changes in the key assumptions utilized in the analysis and calculations of our loss reserves during the years ended December 31, 2015 and 2014.

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

Incurred but not reported (“IBNR”) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserve estimates. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported, some of which are not yet known to the insurer, as well as a provision for future development on reported claims.

We regularly review our loss reserves using a variety of actuarial methods and available information. We update the reserve estimates as historical loss experience develops, additional claims are reported and settled or as new information becomes available. Any changes in estimates are reflected in financial results in the period in which the estimates are changed.

Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. The actuarial review may include an actual to expected loss analysis or more detailed reserve indications for segments with changes, as well as the internal actuarial department’s reasonable reserve range compared to carried reserves. We review available actuarial indications and review carried reserves compared to the reasonable reserve range to determine whether any reserve adjustments are warranted.

With respect to reserve calculation for our Program Services business, we maintain reserve calculation control for all of our programs.  Where a GA or reinsurer has loss development data available, an internal actuary will review such data for sufficiency (i.e., how much history is provided), consistency, and whether the product for which history is provided is consistent with our product.  If the data is not credible or where no data is available, the loss reserves are calculated using our experience or industry experience for similar products or lines of business.

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

For each method, losses are projected to the ultimate amount to be paid.  The Company then analyzes the results and may emphasize or deemphasize some or all of the outcomes to reflect actuarial judgment regarding their reasonableness in relation to supplementary information and operational and industry changes. For example, the Incurred Development Method is emphasized in the estimation of our short-tail lines of business while the Incurred BF Method is emphasized in the estimation of our long-tail lines of business. These outcomes are then aggregated to produce a single selected point estimate that is the basis for the internal actuarial department’s point estimate for loss reserves.

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

With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2015 and 2014.  If circumstances bear out our assumptions, losses incurred in 2015 should develop similarly to losses incurred in 2014 and prior years. Thus, if the net loss ratio for premiums written in a given accident year is 40%, we expect that the net loss ratio for premiums written in that same accident year evolving in Year 2 would also be 40%.  However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

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

Loss Reserves evaluated as of December 31, 2015

($ in millions)

Sensitivity Range	Net Loss & LAE Reserves
Low end of the range	$12.0
Carried reserves	$12.8
High end of the range	$13.9

The resulting range derived from this sensitivity analysis would have increased net reserves by approximately  $1.1 million, or decreased net reserves by approximately $0.8 million, at December 31, 2015.  The increase would have reduced pre-tax net income and stockholders’ equity by approximately  $1.1 million.  The decrease would have increased pre-tax net income and stockholders’ equity by approximately $0.8 million.  A change in our reserves for net losses and LAE would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2015, 2014 and 2013, reflecting changes in losses incurred and paid losses:

($ in thousands)	2015	2014	2013

Balance at January 1,	$1,209,905	$1,016,641	$975,708
Reinsurance recoverables	(1,199,780)	(1,006,892)	(965,965)
Net balance at January 1,	10,125	9,749	9,743

Incurred related to:
Current year	53,965	41,314	33,163
Prior year	1,788	(493)	(1,073)
Total incurred	55,753	40,821	32,090

Paid related to:
Current year	45,239	34,251	27,388
Prior year	7,887	6,194	4,696
Total paid	53,126	40,445	32,084

Net balance at December 31,	12,752	10,125	9,749
Reinsurance recoverables	1,352,022	1,199,780	1,006,892
Balance at December 31,	$1,364,774	$1,209,905	$1,016,641

The table below shows our case reserves and reserves for estimated losses that have been incurred but not reported for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Case reserves for unpaid losses and LAE, gross of related reinsurance recoverable	$495,260	$427,879	$444,741
IBNR reserves for unpaid losses and LAE, gross of related reinsurance recoverable	869,514	782,026	571,900
Unpaid losses and LAE, gross of related reinsurance recoverable	$1,364,774	$1,209,905	$1,016,641

Case reserves for unpaid losses and LAE, net of related reinsurance recoverable	$8,564	$6,383	$4,733
IBNR reserves for unpaid losses and LAE, net of related reinsurance recoverable	4,188	3,742	5,016
Unpaid losses and LAE, net of related reinsurance recoverable	$12,752	$10,125	$9,749

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2015, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy or favorable development means that the original estimate was higher than the current estimate. A deficiency or unfavorable development means that the current estimate is higher than the original estimate.

	Analysis of Loss and Loss Adjustment Expense Reserve Development
	As of and for the Year Ended December 31,
($ in thousands)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

Liability for Unpaid Losses & LAE, Gross of Reinsurance Recoverable	$263,488	$352,154	$371,503	$444,212	$588,490	$706,291	$806,125	$975,708	$1,016,641	$1,209,905	$1,364,774

Cumulative paid losses as of:
one year later	$103,096	$167,194	$105,843	$251,230	$248,931	$311,243	$338,802	$403,552	$371,316	$356,019
two years later	212,616	195,174	235,501	406,219	436,017	527,461	618,016	695,231	636,054
three years later	204,666	265,355	322,794	523,402	579,798	711,648	823,163	915,124
four years later	237,723	310,353	371,231	608,414	696,075	825,537	966,306
five years later	256,728	334,637	402,655	684,832	760,119	892,551
six years later	268,914	350,658	437,967	728,590	799,697
seven years later	277,177	365,644	464,258	750,889
eight years later	283,703	386,881	476,883
nine years later	298,539	394,870
ten years later	304,113

Gross liability re-estimated as of:
one year later	$267,549	$366,495	$346,183	$573,859	$634,050	$881,957	$1,065,701	$1,205,833	$1,222,519	$1,314,556
two years later	324,739	322,617	412,890	632,382	810,852	1,010,473	1,178,255	1,346,794	1,265,079
three years later	267,477	360,061	442,691	752,031	869,167	1,064,519	1,257,238	1,371,226
four years later	284,847	375,753	494,314	794,421	917,196	1,096,044	1,269,396
five years later	288,240	407,098	516,188	837,368	940,420	1,091,336
six years later	308,705	425,042	529,987	856,701	934,177
seven years later	320,549	428,815	550,112	850,902
eight years later	322,545	445,155	547,014
nine years later	336,884	443,618
ten years later	336,763

Cumulative redundancy/(deficiency)	$(73,275)	$(91,464)	$(175,511)	$(406,690)	$(345,687)	$(385,045)	$(463,271)	$(395,518)	$(248,438)	$(104,651)

Liability for Unpaid Losses & LAE, Net of Reinsurance Recoverable	$28,251	$23,644	$18,959	$14,483	$13,517	$10,121	$8,164	$9,743	$9,749	$10,125	$12,752

Cumulative paid losses as of:
one year later	$14,744	$12,286	$11,076	$11,484	$7,019	$4,755	$4,018	$4,696	$6,195	$7,880
two years later	19,739	16,569	13,650	12,720	7,040	5,078	4,854	5,451	6,855
three years later	23,666	18,899	15,304	13,161	7,461	6,049	5,741	6,395
four years later	25,847	20,574	15,825	13,496	8,226	6,674	6,576
five years later	27,514	21,120	16,111	14,096	8,391	7,142
six years later	27,715	21,428	16,713	14,048	8,575
seven years later	28,017	21,492	16,662	14,046
eight years later	28,082	21,443	16,658
nine years later	28,034	21,439
ten years later	28,030

Net liability re-estimated as of:
one year later	$28,906	$22,971	$18,569	$16,482	$9,956	$7,468	$8,260	$8,669	$9,257	$11,910
two years later	29,575	23,099	17,808	14,766	8,854	7,886	8,261	8,481	10,883
three years later	29,484	22,893	17,103	14,440	9,026	7,992	8,313	10,403
four years later	29,259	21,770	16,926	14,368	8,893	8,074	10,181
five years later	28,672	22,169	16,889	14,159	9,050	9,229
six years later	28,733	22,190	16,733	14,216	9,173
seven years later	28,771	21,504	16,806	14,074
eight years later	28,085	21,449	16,660
nine years later	28,036	21,439
ten years later	28,030

Cumulative redundancy/(deficiency)	$221	$2,205	$2,299	$409	$4,344	$892	$(2,017)	$(660)	$(1,134)	$(1,785)

The estimate for ultimate losses incurred on a net basis related to prior years increased by $1.8 million in 2015, decreased by $0.5 million in 2014 and decreased by $1.1 million in 2013. The unfavorable development in 2015 is primarily related to reserve strengthening on run-off programs in our Program Services segment ($2.0 million).   The favorable development in 2014 is primarily due to $0.7 million of favorable development in our Lender Services segment.  The favorable development in 2013 is primarily due to $1.5 million of favorable development in our Lender Services segment, partially offset by unfavorable development of $0.4 million in our Program Services segment. All of these changes were the result of the re-estimation of unpaid losses and LAE due to ongoing analyses of recent loss development trends as new data becomes available. We had no significant changes in reserving assumptions or methodologies.

Technology

Our Lender Services segment uses proprietary systems which are designed to deliver and manage the CPI business. Our proprietary insurance tracking system, InsurTrak, delivers real-time visibility to us and our clients into the most current borrower insurance information. In addition to InsurTrak, the other key aspects of the IT platform include the system of record for policy administration and the claims system.  Our Program Services segment also uses proprietary systems. Key systems include the system of record for accounting transactions, the collateral management system and a projection system.

Employees

We had approximately 400 employees at December 31, 2015, none of whom is covered by a collective bargaining agreement.  We believe that our employee relationships are good.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states of Texas and Delaware generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital in excess of 200% of the authorized control level as of December 31, 2015.

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

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states.  IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention.  IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements.  The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools.  The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention.  A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system.  Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.  An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures.

In 2015, SNIC, NSIC and USIC had two ratios departing from the usual range of values.  It is not uncommon for our insurance subsidiaries to have unusual values for a few IRIS ratios because of our specialized business model.  For example, these deviations are primarily caused by:

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

(2)

Investment yield.  SNIC’s investment yield is impacted by a large portion of its investment portfolio being investment in subsidiaries (NSIC and USIC).  The earnings from these companies are reflected as unrealized gains in surplus rather than through investment income.  This impacts SNIC’s investment yield and contributes to the unusual value.  In addition, the insurance companies’ investment yields are also impacted by the low interest rate environment over the last few years; however the usual range for this ratio has not been adjusted since it was set in 2005.

In 2014, the insurance subsidiaries had unusual values similar to those noted above for 2015.

Statutory Accounting Principles

Statutory accounting principles (“SAP”) are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

Potential Restrictions on Fronting

In certain states, including Florida and Kentucky, the Insurance Commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer.  In addition, insurance departments in states in which there is no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance. Notwithstanding these state law restrictions on ceding insurers, the Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in the Dodd-Frank Act provides that all laws of a ceding insurer’s nondomestic state (except those with respect to taxes and assessments on insurers or insurance income) are preempted to the extent that they otherwise apply the laws of the state to reinsurance agreements of nondomestic ceding insurers. The NRRA places the power to regulate reinsurer financial solvency primarily with the reinsurer’s domiciliary state and requires credit for reinsurance to be recognized for a nondomestic ceding company if it is allowed by the ceding company’s domiciliary state.

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

Dividends

Our insurance subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, including in our domiciliary states, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. The maximum amount of dividends that our insurance subsidiaries could pay without regulatory approval was $23.0 million and $21.6 million as of December 31, 2015 and 2014, respectively. Also, most states, including Texas and Delaware, restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. In addition, state insurance regulators may limit or restrict an insurance company’s ability to pay shareholder dividends or as a condition to issuance of a certificate of authority, as a condition to a change of control approval or for other regulatory reasons.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2015, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Creditor-Placed Insurance

The NAIC Creditor-Placed Insurance Model Act (“Creditor-Placed Model Act”) applies to insurance placed in connection with automobile loans and creates a legal framework within which creditor-placed insurance may be written and helps to maintain the separation between creditors and insurers.  It also serves to minimize the possibilities of unfair competitive practices in the sale of creditor-placed insurance. The Creditor-Placed Model Act has only been adopted by a few states, including Arkansas, Michigan, Mississippi, and Tennessee, but other states have also adopted laws and regulations that cover creditor-placed insurance.  There could be an effort, especially from consumer groups, to expand the protections and breadth of the Creditor-Placed Model Act.  The NAIC Property and Casualty Insurance Committee is currently reviewing the Model Act and is tentatively scheduled to provide its proposed revisions (if any) in 2016.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The Amended Model Act and Regulation (discussed above) is a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The Company met the required threshold for filing the ORSA Summary Report in 2015 and expects to file its first report in 2016.

On July 21, 2010, the President signed into law the Dodd-Frank Act that established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office (“FIO”) initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States.  On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to the U.S. Department of the Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities. The Report also makes recommendations in the areas of insurance sector solvency and marketplace regulation. Each year the FIO also releases an annual report on the insurance industry (“Annual Report”), with its latest Annual Report released in September of 2015. The Annual Report provided a set of recommendations along with providing an overview of the financial performance and condition of the U.S. insurance industry and outlining a number of insurance industry and regulatory developments from the past year.

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

Available Information

Our company website address is www.statenational.com. We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our company, is routinely posted and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investor Relations” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the Securities and Exchange Commission disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “Financial Information” and then “SEC Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the Securities and Exchange Commission. Further, copies of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, our Code of Business Conduct and Ethics and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available through the Investor Relations subpage of our website (under the link “Corporate Governance”).

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

Our Program Services segment offers fronting arrangements to domestic and foreign insurers that want to access specific U.S. property and casualty insurance business, which we collectively refer to as “capacity providers,” and reinsure on a quota share basis 100% of the risk under these policies with these carriers in exchange for ceding fees.  Because we cede all of these risks to capacity providers, we generally hold no net reserves for losses or LAE that might arise as a result of claims made under these policies. However, as the issuer of the policies, we remain directly liable to these policyholders. In 2015, we wrote insurance policies with $1.1 billion in gross written premiums through our issuing carrier, or fronting, business.

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

As of December 31, 2015, we held $2.7 billion in collateral securing $1.5 billion in reinsurance recoverables.  In addition, we have $384.3 million of unsecured reinsurance recoverables.  Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount that we are able to recover from our capacity providers or any collateral securing the liabilities. This could occur because the loss experience based on the policy terms is higher than expected or due to litigation, regulatory or other extra-contractual liabilities.

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

In our Program Services segment, we provide access to the U.S. property and casualty markets in exchange for ceding fees through our fronting business by providing access to our “A” (Excellent) A.M. Best rating, expansive licensing and reputation.  As part of our business strategy for our Program Services segment, we reinsure substantially all underwriting risk, credit risk and business risk related to our fronting business.  We may be unable to maintain our current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialized fronting model in the future. In recent years, our Program Services segment has benefitted from favorable market conditions, including growth in the role of GAs and of non-U.S. and other alternative sources of reinsurance.  A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by GAs could limit the amount of fronting business we could write and materially and adversely affect our business, financial condition, results of operations and prospects.

Regulators may challenge our use of fronting arrangements in states in which our capacity providers are not licensed.

We enter into fronting arrangements with GAs and domestic and foreign insurers that want to access specific U.S. property and casualty insurance business in states in which such capacity provider is not licensed or is not authorized to write particular lines of insurance. The capacity provider or the GA administers the business, settles all claims and reinsures 100% of the risks. We receive ceding fees, but generally do not share in the profits or losses of the business we write for the capacity provider. Some state insurance regulators may object to our fronting arrangements.  In certain states, including Florida, the Insurance Commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer.  In addition, insurance departments in states in which there is no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer, such as New York, could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

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

Some states have adopted changes to their insurance laws and regulations that permit insurers to obtain credit for reinsurance from reinsurers who are able to post reduced collateral if they satisfy certain requirements, including specific rating criteria.  We require many of our capacity providers to post collateral to secure their reinsurance obligations.  If regulatory changes are adopted in the states in which our insurance subsidiaries are domiciled that permit non-admitted reinsurers to post reduced or no collateral in order for the insurer to obtain credit for that reinsurance, it may become more difficult for us to obtain collateral from our capacity providers who meet the applicable rating agency requirements, which could materially and adversely affect the amount of business that we can write.

We depend on a limited number of capacity providers and general agents for a large portion of our gross written premium in our Program Services segment, and the loss of business provided by any one of them could materially and adversely affect us.

Our Program Services segment offers fronting arrangements to both general agents (“GAs”) and capacity providers.  Capacity providers may be under common control with a particular GA or they be independent.  An independent capacity provider may reinsure a single book or multiple books with various GAs.  A single GA may control a single book with one capacity provider or multiple books with various capacity providers.

Other insurance companies may compete with us for this business. These capacity providers and GAs may choose to enter into fronting arrangements with our competitors or GAs, or capacity providers may terminate fronting arrangements with us if they no longer need access to our fronting capacity or for other reasons.

Our top five GAs measured by premium volume for the year ended December 31, 2015 accounted for approximately 26%, 19%, 12%, 8% and 4% of our gross written premium in our Program Services segment, respectively. For the years ended December 31, 2015, 2014 and 2013 approximately 45%, 55% and 46% of our gross written premium in our Program Services segment was derived from our top two fronting arrangements. Our top GA, controlled by a single capacity provider, for the year ended December 31, 2015 was Meadowbrook at 26% of Program Services gross written premium and 7.5% of total consolidated revenues.

Our top five capacity providers measured by premium volume for the year ended December 31, 2015 accounted for approximately 27%, 26%, 8%, 7%, and 6% of our gross written premium in our Program Services segment.  For the years ended December 31, 2015, 2014 and 2013 approximately 53%, 57% and 48% of our gross written premium in our Program Services segment was derived from our top two capacity providers. Much of the business concentrated with these capacity providers is also included in the business concentrated with the GAs noted above.

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

The marketing, underwriting, claims administration and other administration of policies in our Program Services segment are the responsibility of our capacity providers or our GAs.  Any failure by them to properly handle these functions could result in liability to us.  Even though they may be required to compensate us for any such liability, there are risks that any such failures could create regulatory or reputational issues for us and that they do not pay us, either of which could materially and adversely affect our business, financial condition, results of operations and prospects.

We write at least half of our Program Services business in several key states and adverse developments in these key states could have a material and adverse effect on our business, financial condition, results of operations and prospects.

For the years ended December 31, 2015, 2014 and 2013 we derived approximately 60%, 56% and 56% of our gross written premium in our Program Services segment in the states of Texas, New York, California and Florida.  As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states.  Adverse developments relating to any of these conditions could have a material and adverse impact on our business, financial condition, results of operations and prospects. See “Business—Program Services Segment—Geographic Distribution.”

We may not be successful in building more direct relationships with GAs and capacity providers through a direct marketing campaign.

Historically, our fronting capacity has been constrained by the size of our capital base, and we have relied on our relationship-driven channels to generate new fronting business with only a modest sales and marketing effort. In addition, we have historically relied on brokers to identify GAs in need of fronting.  Although we continue to build direct relationships with GAs and capacity providers and have hired additional fully-dedicated sales staff, we may not be successful in our efforts to further expand our fronting business.

We may face increased competition in our Program Services segment.

We believe there are relatively few active competitors in our Program Services segment.  We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model, experience and generally not offering State National’s products for our own account.  Our principal competitors are companies such as James River Group Holdings, Ltd., Clear Blue Financial Holdings, LLC., Spinnaker Insurance Company, AmTrust Financial Services, Inc. and Argo Group.  Unlike us, some of our competitors may offer policy administration or other services or be willing to take on significant underwriting risk. Any increase in competition in this segment, especially by one or more substantial companies, could materially and adversely affect our business, financial condition, results of operations and prospects.

Some of our fronting arrangements contain limits on the reinsurer’s obligations to us.

While we reinsure substantially all of the risks inherent in our fronting programs, we have in certain cases entered into programs that contain limits on our reinsurers’ obligations to us, including loss ratio caps or aggregate reinsurance limits. For example, under our program with Nephila Capital Ltd., we bear no business or insurance risk except for annual aggregate agreement year losses in excess of a limit that we believe is highly unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, we will be liable to pay the losses in excess of such limits, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our losses resulting from the run-off of the retained business may exceed our reserves.

In the past, we have participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  In early 2012, we reinsured to inception the retained business under most of the active contracts, but others continue to run-off. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Run-off of the Retained Business” in Item 7 of this report. As of

December 31, 2015, we had reserves of $4.0 million related to this business. In the event our losses resulting from this business exceeds our reserves, the excess losses could materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Relating to Our Lender Services Segment

Lender-placed residential hazard insurance is under increased regulatory scrutiny and has been subject to regulatory changes at both the federal and state levels. If lender-placed automobile insurance becomes subject to similar regulatory scrutiny and is affected by regulatory changes, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Through our Lender Services segment, we provide collateral protection insurance, or CPI, to financial institutions.  Other companies provide similar products to home lenders.  Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes on the premium to the borrower. This lender-placed residential hazard insurance has come under increased regulatory scrutiny and has been subject to regulatory changes.  For example, on December 18, 2013, Fannie Mae and Freddie Mac announced that effective June 1, 2014, mortgage servicers and their affiliates may not receive commissions or other forms of compensation with lender-placed insurance on GSE loans or ceding premiums to a reinsurer affiliated with the servicers.  In addition, state regulators have also taken action to restrict insurance practices related to lender-placed residential hazard insurance.

In the future, states or the federal government may subject lender-placed automobile insurance to similar regulatory scrutiny or propose regulatory changes to related laws.  For example, the United States Governmental Accountability Office’s (“GAO”) September 2015 Report on Lender-Placed Insurance examined both residential and personal property lender-placed insurance.  The GAO recommended the NAIC gather additional information on the lender-placed insurance market.  In particular, CPI’s higher expense ratios and lower loss ratios, as compared to other insurance products, presents a risk that regulatory requirements such as minimum loss ratios could be proposed in the future.  Any future proposed or adopted rules relating to automobile CPI could materially and adversely affect our business, financial condition, results of operation and prospects.

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

Our alliance with CUNA Mutual has allowed us to significantly increase the amount of CPI business we write due to the business that is generated by CUNA Mutual’s sales and marketing efforts. For the years ended December 31, 2015, 2014 and 2013, the CPI gross premiums written through our alliance with CUNA Mutual represented 60.0%, 56.3% and 53.8% of our total CPI business, respectively.  During 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange have made payments to CUNA Mutual totaling $17.8 million.  In addition, the term of the alliance has been extended at least through July 31, 2018.

If the alliance were to terminate and we no longer had access to those extensive sales and marketing efforts, our ability to continue to grow our CPI business would be materially and adversely affected.  CUNA Mutual has the right to terminate its alliance agreement with us upon a change in control of State National or certain of its subsidiaries, which is defined to include any substantial change in the senior management team involving the departure, within any 12-month period, of two or more of the following three executives: John Pearson, Trace Ledbetter and David Hale.  See “Business—Lender Services Segment—Business Overview—Relationship with CUNA Mutual” in Item 1 of this report. In addition, if and when the alliance agreement terminates, depending upon the reason for the termination and subject to certain exceptions, we may be required to buy out CUNA Mutual’s right to participate in future alliance business at a price equal to the previous 12 months net premium times a percentage based on the loss ratio of the business during that period. We estimate that the amount of this payment as of December 31, 2015 would be approximately $19 million. If we were required to make this payment, it could have a material and adverse effect on our liquidity.

We may not be successful in expanding our CPI business within the banking and specialty finance company markets.

Because of our exclusive relationship with CUNA Mutual, we have focused our CPI business on credit unions. As a result, our penetration in the CPI market for banks and specialty finance companies has been relatively low. We believe that the CPI market for banks and specialty lenders provides growth opportunities and that the specialty finance company market is more attractive to CPI providers due to potentially higher incidences of borrowers’ failing to obtain or maintain the required insurance.  We are devoting additional sales and marketing efforts towards the bank and specialty finance markets. Our efforts to further increase the overall amount of CPI business we write in the bank and specialty finance markets may not be successful, which could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Our financial statements include an allowance for policy cancellations, which represents our best estimate of the amounts that our insurance subsidiaries will ultimately refund for CPI polices that cancel (net of applicable offsetting expenses) as of the date of the financial statements. There is inherent uncertainty in the process of establishing the allowance.

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

We rely on our “A” rating from A.M. Best to operate our Program Services business and our Lender Services business.  There can be no assurances that our insurance subsidiaries will be able to maintain this rating.  Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with clients that might move to other companies with higher ratings. If we lost our “A” rating, our capacity providers would likely seek a higher rated issuing carrier to write their business.

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

We must accurately and timely evaluate and pay claims that are made under our CPI and other policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions, material litigation, undermining our reputation in the marketplace and materially and adversely affecting our business, financial condition, results of operations and prospects.

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

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets, and relationships with our clients.  Our executive officers are Terry Ledbetter, Chairman and Chief Executive Officer, Matthew Freeman, President, David Hale, Executive Vice President, Chief Operating Officer and Chief Financial Officer, John Pearson, Executive Vice President and National Sales Manager, Trace Ledbetter, Executive Vice President of Service, and David Cleff, Executive Vice President of Business Affairs, General Counsel and Secretary.  In connection with the private placement in 2014, we amended or entered into agreements with our executive officers that contain certain non-compete and non-solicit provisions.  Nonetheless, should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the niche markets that we target.  In addition, our business is also dependent on other skilled employees.  We cannot assure you that we will be able to attract, train and retain, on a timely basis and on anticipated economic and other terms, experienced and capable senior management, underwriters and support staff.  We intend to pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but there can be no assurance that we will be successful in such endeavors. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or operating results.  We do not currently maintain life insurance policies with respect to our executive officers or other employees.

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

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities.  As of December 31, 2015, our investment in fixed-income securities was approximately $329.5 million, or 98.3% of our total investment portfolio. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and materially and adversely impact our business, financial condition, results of operations and prospects.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and non-U.S. economic and political conditions, and other factors beyond our control. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio and managing the duration of the portfolio to reduce the effect of interest rate changes. Despite our mitigation efforts, a significant change in interest rates could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

•	Other Regulations. We must also comply with regulations involving, among other matters:

•	the use of non-public consumer information and related privacy issues;

•	the use of credit history in underwriting and rating policies;

•	limitations on the ability to charge policy fees;

•	limitations on types and amounts of investments;

•	restrictions on the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	reporting with respect to financial condition;

•	periodic financial and market conduct examinations performed by state insurance department examiners;

•	reporting with respect to ORSA; and

•	reporting with respect to the NAIC model audit rule.

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

The NAIC Creditor-Placed Insurance Model Act (“Creditor-Placed Model Act”) applies to insurance placed in connection with automobile loans and creates a legal framework within which creditor-placed insurance may be written and helps to maintain the separation between creditors and insurers.  It also serves to minimize the possibilities of unfair competitive practices in the sale of creditor-placed insurance. The Creditor-Placed Model Act has only been adopted by a few states, including Arkansas, Michigan, Mississippi, and Tennessee, but other states have also adopted laws and regulations that cover creditor-placed insurance.  There could be an effort, especially from consumer groups, to expand the protections and breadth of the Creditor-Placed Model Act.  The NAIC Property and Casualty Insurance Committee is currently reviewing the Model Act and is tentatively scheduled to provide its proposed revisions (if any) in 2016.

In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the property and casualty insurance business. However, Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The FIO initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to the U.S. Department of the Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities. Each year the FIO also releases an annual report on the insurance industry (“Annual Report”), with its latest Annual Report released in September of 2015. The Annual Report provided a set of recommendations along with providing an overview of the financial performance and condition of the U.S. insurance industry and outlining a number of insurance industry and regulatory developments from the past year.  We cannot predict what impact, if any, this guidance or any new legislation would have on our business, financial condition and results of operations. See “Business—Regulation—Federal and State Legislative and Regulatory Changes” in Item 1 of this report.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to satisfy our obligations.

We are a holding company and conduct our business operations through our various subsidiaries. Our principal sources of funds are payments from our subsidiaries, income from our investment portfolio and funds that may be raised from time to time in the capital markets. We will be largely dependent on amounts from our subsidiaries to pay principal and interest on any indebtedness that we may incur, to pay holding company operating expenses, to make capital investments in our other subsidiaries, repurchase shares and to pay dividends on our common stock.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financings or curtail our growth and reduce our assets. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our shareholders and in the amounts that we require, or at all. If we cannot obtain adequate capital, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

In most of the states in which we operate through our admitted carriers, we must obtain prior regulatory approval of insurance rates charged to our insureds and our clients’ insureds, including any increases in those rates. If we are unable to receive approval for the rate changes we request, or if such approval were delayed, our ability to operate our business in a profitable manner may be limited and our financial condition, results of operations, and liquidity may be adversely affected.

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

We may rely on the use of credit scoring in pricing and underwriting certain of our insurance policies and any legal or regulatory requirements that restrict our ability to access credit score information could decrease the accuracy of our pricing and underwriting process and thus decrease our ability to be profitable.

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

Although we are not currently involved in any material litigation with our clients or insureds, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts.  These lawsuits may have outcomes that are unpredictable. This litigation is based on a variety of issues, including claim settlement and insurance practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.

Risks Related to Our Common Stock

Our revenues and results of operations may fluctuate due to the factors beyond our control, which could cause the price of our common stock to be volatile.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SNC”.  Our performance, as well as government regulatory action, interest rates and general market conditions, could have a significant impact on the future market price of our common stock.  Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

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

Upon completion of the private placement in 2014, our parent company’s “S” corporation status terminated, and State National became treated as a “C” corporation under “Subchapter C” of the income tax provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its shareholders. If the open tax years in which State National was treated as an “S” corporation were audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our “S” corporation status, we will be obligated to pay back taxes, interest and penalties, and we do not have the right to reclaim tax distributions that we have made to our shareholders during those periods. These amounts could include taxes on all of our taxable income while State National was treated as an “S” corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We have entered into a tax indemnification agreement with our former “S” corporation shareholders and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of the private placement.

In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our “S” corporation status, persons who held shares of our common stock during the time in which it was treated as an “S” corporation could be liable for additional income taxes for those prior periods. Therefore, prior to the completion of the private placement in 2014 we entered into a tax indemnification agreement with our shareholders, who we refer to as our former “S” Corporation Shareholders. Pursuant to the tax indemnification agreement, we will pay each such shareholder on an after-tax (or grossed-up) basis the amount of additional income taxes plus interest and penalties due as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of our parent company with respect to taxable periods during which it filed as an “S” corporation. The payments we could be required to make will be reduced by certain tax benefits that may be available to our former “S” Corporation Shareholders as a result of such adjustments. Such payments will also include any reasonable out-of-pocket expenses incurred by the former “S” Corporation Shareholders arising out of a claim for such tax liability.

Compliance with the laws, rules and regulations of being a public company requires significant company resources and management attention.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), periodic reporting requirements of the Exchange Act and other regulations of the SEC and the requirements of the NASDAQ Global Select Market, with which we were not required to comply as a private company.  Complying with these laws, rules and regulations, requires us to incur significant legal, accounting and other expenses.  These efforts require a significant amount of time from our board of directors and management, possibly diverting their attention from the implementation of our business plan and growth strategy.

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

Section 404 of Sarbanes-Oxley and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting.  If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the price of our common stock.

We are an “emerging growth company” and are likely to remain one for some period of time.  As a result, our shareholders likely will not have the benefit of certain protective provisions that would otherwise apply to most public companies.

The Jumpstart Our Business Startups (“JOBS”) Act became law in 2012.  The JOBS Act “IPO On-Ramp” provisions provide that companies with less than $1 billion of total annual gross revenues (“emerging growth companies”) will be exempted from certain disclosure requirements for up to five years following their initial public offerings.  An emerging growth company is subject to reduced disclosure requirements during this period, including:

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

In addition, some of our agreements, such as our alliance agreement with CUNA Mutual, our standard reinsurance agreements and some of our incentive plans contain change of control provisions.  In addition, we have certain severance agreements with executives that provide for payments following a change of control.

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

Item 4:Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Terry Ledbetter	63	Chairman of the Board of Directors and Chief Executive Officer since June 2014 and a Director for over 15 years; prior thereto, President for over 15 years.
Matthew Freeman	40

President since 2016; prior thereto, from 2008 until 2015, various executive management positions at QBE Insurance Group Limited, a worldwide insurance and reinsurance company, serving most recently as President of QBE Mortgage & Lender Services and prior to that as Executive Vice President of QBE Financial Partner Services.

David Hale	62	Executive Vice President and Chief Financial Officer since 1995 and Chief Operating Officer since 2013.
John Pearson	59	Executive Vice President and National Sales Manager since 2005.
Trace Ledbetter	45	Executive Vice President of Service since 2014; prior thereto, Senior Vice President of Service since 1997. Trace Ledbetter is the nephew of Terry Ledbetter.
David Cleff	49	Executive Vice President of Business Affairs since 2012, General Counsel since 2001 and Secretary since 2014.

All executive officers are elected by the board of directors and hold office until the board meeting held following the next annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal.

PART II

Item 5:Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SNC” on November 3, 2014.  As of March 4, 2016 there were approximately 323 holders of record of our common stock. This figure does not include beneficial owners who hold shares in the name of nominees.

The following table presents high and low sales prices for our common stock on the NASDAQ Global Select Market for the periods indicated.

	Sales Price
	High	Low
Fourth Quarter 2014	$13.13	$11.00
First Quarter 2015	12.64	8.95
Second Quarter 2015	11.41	9.11
Third Quarter 2015	10.94	8.25
Fourth Quarter 2015	10.48	8.33

Dividend Policy

Prior to the completion of the private placement in the second quarter of 2014, it was our policy to pay dividends to our shareholders. Historically, we elected for our parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code and our subsidiaries (other than our insurance subsidiaries and their intermediate holding company) to be pass-through entities for federal income tax purposes. We historically made periodic cash distributions to our shareholders that included amounts necessary for them to pay their estimated personal U.S. federal income tax liabilities relating to the items of our income, gain, deductions and losses. Upon completion of the private placement, State National became taxable as a “C” corporation and has discontinued the manner in which it previously made periodic distributions to its shareholders, including distributions to provide shareholders with funds to pay their estimated personal U.S. federal income tax liabilities.

The following table shows quarterly dividends that were paid on our common stock with respect to the periods indicated.  The per share amounts set forth in the following table have been adjusted to give effect to the 736 for 1 stock split that we effected prior to the completion of the private placement. Accordingly, the per share amounts are presented to the nearest hundredth of a cent and are not representative of the amount of any future dividends we may pay.

Dividends Declared
Per Share
First Quarter 2014	$0.34
Second Quarter 2014	0.14
Third Quarter 2014	—
Fourth Quarter 2014	0.01
First Quarter 2015	0.01
Second Quarter 2015	0.01
Third Quarter 2015	0.06
Fourth Quarter 2015	0.06

The Company is a holding company and has no direct operations.  Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to pay dividends to us. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. However, our agency, T.B.A. Insurance Group, Ltd. (“TBA”), is not statutorily restricted from paying dividends to us.  In addition, future debt agreements may contain certain prohibitions or limitations on the payment of dividends. Any declaration and payment of dividends that may be approved by our board of directors will depend on many other factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal and regulatory requirements and other factors that our board of directors deems relevant.  Our board of directors may eliminate the payment of future dividends at its discretion, without notice to our shareholders.  Subject to approval by our board of directors and the other factors referenced above, we currently intend to continue to provide for the payment of comparable cash dividends during 2016.

Equity Compensation Plan Information

As of December 31, 2015, the 2014 Long-Term Incentive Plan (the “Plan”) was the only compensation plan under which securities of the Company were authorized for issuance.  The Plan was approved by the Company’s shareholders prior to the completion of the private placement in 2014.  The Company has no equity compensation plans that have not been approved by its shareholders.  The table below provides information as of December 31, 2015 with respect to the Plan.

	Number of shares of	Weighted-average	Number of shares of common
	common stock to be issued	exercise price of	stock remaining available for
	upon exercise of outstanding	outstanding options,	future issuance under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by shareholders	2,783,873	$10.00	1,344,539

Purchases of Equity Securities

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  The following table presents information related to our repurchases of common stock for the periods indicated:

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number of	Price Paid	as Part of Publicly	May Yet be Purchased
($ in thousands, except share and per share data)	Shares Purchased	Per Share	Announced Plan	Under the Plan
November 1 - November 30, 2015	200,000	$9.70	200,000	$48,060
December 1 - December 31, 2015	1,588,640	9.61	1,588,640	32,797
Total	1,788,640		1,788,640

The following table presents information related to our repurchases of common stock subsequent to the end of the current reporting period:

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number of	Price Paid	as Part of Publicly	May Yet be Purchased
($ in thousands, except share and per share data)	Shares Purchased	Per Share	Announced Plan	Under the Plan
January 1 - March 4, 2016	173,521	$9.31	173,521	$31,182

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

The income statement data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this report.  The income statement data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited financial statements that are not included in this report.

	For the years ended
	December 31,
($ in thousands, except for share information)	2015	2014	2013	2012	2011
OPERATING RESULTS
Gross written premium (1)	$1,265,087	$1,034,125	$809,965	$634,821	$712,834
Net written premium (1)	120,508	99,074	86,773	79,165	80,303

Premiums earned	118,068	96,650	84,378	78,096	81,974
Ceding fees (2)	67,956	45,732	32,898	32,379	30,455
Total revenues	198,948	154,527	128,503	122,123	124,749

Reconciliation of adjusted net income:
Net income	$44,666	$11,013	$22,711	$15,882	$27,906
Plus (less): Provision for income taxes to reflect change to C corporation status (3)	—	4,090	(6,938)	(2,980)	(6,779)
Less: Recognition of deferred tax asset upon conversion to C corporation (4)	—	14,279	—	—	—
Plus: Founder special compensation (5) (6)	—	11,203	6,311	6,749	443
Plus: Offering-related expenses (6)	—	5,524	—	—	—
Plus: Contract modification expense (6) (8)	—	11,132	—	—	—
Adjusted net income (7)	$44,666	$28,683	$22,084	$19,651	$21,570

FINANCIAL CONDITION
Total investments and cash and cash equivalents	$386,836	$350,901	$252,686	$241,088	$228,933
Reinsurance recoverables (9)	1,911,660	1,656,534	1,372,225	1,201,053	1,074,404
Total assets	2,388,318	2,091,764	1,690,951	1,497,528	1,366,412

Unpaid losses and loss adjustment expenses	1,364,774	1,209,905	1,016,641	975,708	806,125
Unearned premiums	585,448	480,124	386,279	253,638	293,924
Allowance for policy cancellations (10)	59,610	55,500	39,623	32,775	27,511
Subordinated debentures	44,500	44,500	52,000	52,000	52,000
Total shareholders’ equity	263,457	240,872	145,354	142,223	140,087

SHARE INFORMATION

Basic earnings per share	$1.01	$0.28	$0.66	$0.46	$0.82
Diluted earnings per share	1.01	0.28	0.66	0.46	0.82
Basic weighted average shares outstanding	44,165,458	39,383,641	34,176,896	34,176,896	34,176,896
Diluted weighted average shares outstanding	44,188,593	39,389,855	34,176,896	34,176,896	34,176,896

Cash dividends declared per common share	$0.14	$0.49	$0.45	$0.42	$0.53

(1)

The CPI premiums written presented in this document reflect the effects of the allowance for policy cancellations, including any adjustments related to re-estimation of the allowance.  As such, the CPI premiums written are those that we expect to earn, which we refer to as “stick premiums,” while those that are expected to cancel are included in the allowance for policy cancellations.

(2)

Ceding fees are fees we receive in the Program Services segment in exchange for providing access to the U.S. property and casualty insurance market and are based on the gross premiums we write on behalf of our GA and capacity provider clients. We earn ceding fees in a manner consistent with the recognition of the gross earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.  Typically, the reinsured policies have a term of one year. Minimum capacity fees, which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium that we estimate will be written in the contract year, are earned over the contract year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Principal Revenue and Expense Items—Minimum ceding fees.”  Ceding commissions earned on Lender Services business are not included as ceding fees.  CUNA Mutual’s ceding commission is included as a partial offset to commission expense.

(3)

Upon the completion of the private placement in 2014, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.  This adjustment represents estimated income taxes as if the Company had been treated as a C Corporation for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5%, 38.1%, 37.2% and 35.7% for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

(4)

As a result of the Company’s conversion to a C Corporation, the deferred tax asset increased by approximately $14.3 million primarily due to the effects of eliminating deferred tax balances on the insurance subsidiaries related to intercompany transactions. This excludes the tax effect related to contract modification expense as discussed in note (8) below.

(5)

Prior to the completion of the private placement in June 2014, we made special compensation payments to our co-founders in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Following the completion of the private placement in 2014, we ceased paying founder special compensation.

(6)

Founder special compensation, offering-related expenses, and contract modification expense are shown net of the estimated tax benefit for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5%, 38.1%, 37.2% and 35.7% for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

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

Following is a summary of these balances as of:

	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2015	2014	2013	2012	2011
Ceded unearned premiums	$559,638	$456,754	$365,333	$235,088	$276,443
Ceded loss and loss adjustment expense reserves	1,352,022	1,199,780	1,006,892	965,965	797,961
Total reinsurance recoverables	1,911,660	1,656,534	1,372,225	1,201,053	1,074,404
Secured reinsurance recoverables	(1,527,335)	(1,209,032)	(1,014,947)	(851,045)	(590,609)
Unsecured reinsurance recoverables	$384,325	$447,502	$357,278	$350,008	$483,795

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

Recent Developments

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase of up to $50 million in shares of the Company's common stock through December 31, 2016.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  During the year ended December 31, 2015, the Company purchased 1,788,640 shares of its common stock at an aggregate purchase price including commissions of $17.3 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

On November, 12, 2015, the Company announced the extension of the agreement with Nephila Capital, Ltd. (“Nephila”) that it entered into in 2014.  Nephila is an institutional risk investor that specializes in catastrophe insurance risk.  In exchange for the continued exclusive right to produce catastrophe exposed property insurance via State National, Nephila has agreed to pay State National contractual minimum ceding fees through 2019.

New Extended Agreement - Minimum Fees
	Prior 2014	New Extended
($ millions)	Agreement	Agreement	Change
2016	$19.5	$14.0	$(5.5)
2017	5.0	10.0	5.0
Two year total	$24.5	$24.0	$(0.5)
2018	—	12.5	12.5
2019	—	15.0	15.0
Four year total	$24.5	$51.5	$27.0

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

On February 8, 2016, the Company announced that Matthew Freeman was appointed President of State National Companies, Inc.  Mr. Freeman oversees the sales and service operations for both the Program Services and Lender Services segments and reports to Terry Ledbetter, Chairman and Chief Executive Officer.

Factors Affecting Our Operating Results

Trending Market Opportunities. We believe that macroeconomic conditions will provide us with growth opportunities in each of our business segments.  Increasing automobile sales and credit availability should expand lenders’ loan portfolios to improve our Lender Services results.  Increased capital in the reinsurance market, coupled with a decline in reinsurance rates is causing reinsurers to review options for accessing the primary market, should create demand for our fronting services in our Program Services segment.

In our Lender Services business, we believe that organic growth from our existing lender clients will be driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and increasing credit availability resulting in increased premium writings.  We expect that new sales from our alliance with CUNA Mutual and potential new business from banks and specialty finance companies will produce additional premiums.

We believe that the increased role of capital market alternatives to reinsurance, including the capitalization of hedge fund-backed reinsurers and the availability of capital in the non-U.S. reinsurance market, is driving demand for our Program Services, as these firms typically do not have direct access to the U.S. insurance market.  This increased demand is contributing to an increase in new programs sold.

We currently have a significant program with Nephila under which we granted Nephila the exclusive right to utilize the Company as issuing carrier for U.S. catastrophe exposed property insurance during 2015 and 2016.  Nephila is a hedge fund with approximately $11 billion in assets under management that participates in the market for catastrophe exposed property business.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees.”  For the year ended December 31, 2015, ceding fees earned for this program were $14.2 million, comprised of premium related fees of $3.2 million and capacity fees of $11.0 million.  This program began writing in the second quarter of 2014 and ceding fees were $0.5 million in 2014.

In addition, downgrades of insurance companies may create increased demand for our fronting capacities.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (“MIG”), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance Company.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  Ceding fees earned were approximately $14.9 million, $14.3 million and $3.5 million as of December, 31, 2015, 2014 and 2013, respectively.  On July 7, 2015, Meadowbrook announced the completion of the acquisition of Meadowbrook by Fosun International Limited.  It is unknown if Meadowbrook will seek to terminate our fronting arrangement.

Alliance with CUNA Mutual.  The Company’s alliance with CUNA Mutual that began in 2009 provides us access to a wider array of clients and added significant additional scale to our CPI business.  For the years ended December 31, 2015, 2014 and 2013, we have generated net premiums earned of $59.5 million, $40.7 million and $30.3 million, respectively, through the alliance with CUNA Mutual. Prior to July 1, 2014, this business was subject to a 50% quota share agreement with CUNA Mutual.  In May 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange have made payments to CUNA Mutual totaling $17.8 million.  The Company’s net premiums earned increased $15.8 million and $5.4 million related to the amendment of the alliance agreement for the years ended December 31, 2015 and 2014, respectively.  In addition, the term of the alliance has been extended at least through July 31, 2018.

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of December 31, 2015, we had net reserves of $4.0 million related to this business.

Subchapter S Corporation Status.  Prior to the completion of the private placement in 2014, we elected for our parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code and our subsidiaries (other than our insurance subsidiaries and intermediate holding company) to be pass-through entities for federal income tax purposes. As a result, prior to the completion of the private placement, the income for our parent company and pass-through subsidiaries was not subject to, and we did not pay, U.S. federal income taxes, and no provision or liability for federal or state income tax for our parent company and pass-through subsidiaries has been included in our consolidated financial statements.  The tax provision, assets and liabilities that are reflected in our consolidated financial statements for periods prior to the completion of the private placement represent those for our insurance subsidiaries, SNIC, NSIC, and USIC, and their intermediate holding company, State National Intermediate Holdings, Inc. (“SNIH”), as those entities were “C” Corporations.  Despite the Subchapter S corporation status, the impact of taxes on our parent company are included in the financial statements in that our shareholders were provided with the cash to pay the taxes that passed through to the shareholders.  Prior to the completion of the private placement, we made periodic cash distributions to our shareholders that have included amounts necessary for them to pay their estimated personal U.S. federal income tax liabilities relating to the items of our income, gain, deductions and losses that pass through to them.  Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our parent company became a “C” Corporation for U.S. tax purposes and became subject to a combined federal and state corporate income tax rate between approximately 35% and 38%. We invest a portion of our investment portfolio in tax-exempt municipal securities, which investment may have the effect of lowering our effective tax rate.

Founder Special Compensation.  Prior to the completion of the private placement in 2014, we paid special compensation to our co-founders in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Founder special compensation payments were discretionary and determined by the Company’s owners in the first or second quarter of the year in which they were made, based on current period considerations including capital position, estimated capital needs and liquidity, and earnings for the prior year.  We paid founder special compensation in the aggregate amount of $17.9 million and $10.2 million for the years ended December 31, 2014 and 2013, respectively.  Following the completion of the private placement in 2014, we ceased paying founder special compensation.

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

Principal Revenue and Expense Items

Premiums earned.  Premiums earned are the earned portion of our net premiums written, which are predominately CPI premiums. As the CPI product is not a traditional insurance product, the premium recognition is likewise different.  First, we do not record premiums until we collect them from our accounts since they have the right to waive the placement of insurance on any of their loans. Our standard premium notice cycles range from 42 to 84 days. Therefore, we earn premiums for such notice periods at the time they are written. Next, there is a high level of policy cancellations since borrowers often purchase insurance at the traditional rates that provides protection for them in addition to their lender.  Due to this high level of policy cancellations, we split the premium into two pieces: (1) an allowance for future cancellations and (2) premiums that we expect to earn, which we refer to as “stick premiums.”  We earn stick premiums on a pro rata basis over the terms of the policies. The CPI premiums written as presented in this document reflect the effects of the allowance for policy cancellations including any adjustments related to re-estimation of the allowance.  As such, our recorded CPI premiums written are those that we expect to earn while those that are expected to cancel are included in the allowance for policy cancellations.  At the end of each reporting period, stick premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining terms of the policies. Our policies typically have a term of one year, although the average duration of our CPI policies is typically less than six months due to policy cancellations.

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

Minimum ceding fees.  Minimum ceding fees are fees we receive pursuant to contractual minimum premium requirements for certain of our programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces (1) “premium related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium that we estimate will be written in the contract year, which fees are earned over the contract year.

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

Commissions.  Commission expenses are primarily related to our Lender Services segment.  A significant portion of these amounts are paid to financial institutions as a means to reimburse the financial institution for costs associated with operating a CPI program. These commissions are partially offset by a 21% ceding commission received under our quota reinsurance agreement with CUNA Mutual and the reimbursement we received from CUNA Mutual for a proportional share of direct commissions and other reimbursable expenses paid to accounts.  The ceding commission compensates us for expenses, such as underwriting and policy acquisition expenses, that we incur in connection with the writing of the ceded business.

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

Stock-based compensation expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Stock-based compensation expense was approximately $4.1 million and $2.0 million for the years ended December 31, 2015 and December 31, 2014, respectively.  Upon completion of the private placement in 2014, the Company made grants of non-qualified stock options to certain officers to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors and 38,500 shares of stock to our employees.  These non-qualified stock options and restricted stock grants are classified as equity based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively.  The stock grants made to employees were expensed at their fair value and had no vesting or performance requirements.  On March 30, 2015, the Company made grants of 230,060 shares of restricted stock to certain officers.  These restricted stock grants are classified as equity-based awards and will be recognized based on achievement of performance objectives over one, two and three year performance periods.  On June 25, 2015, the Company granted 11,028 shares of restricted stock to our non-employee directors.  These restricted stock grants are classified as equity awards and will be recognized on a straight-line basis over a 1 year vesting period.

Other Measures and Ratios

Non-GAAP Measures

Adjusted pre-tax income.  Adjusted pre-tax income is considered a non-GAAP financial measure because it reflects adjustments to pre-tax income, which is the most directly comparable measure calculated in accordance with GAAP, for the amount of founder special compensation and the non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance with CUNA Mutual, as applicable.  The Company’s management (“Management”) believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted pre-tax income to evaluate core financial performance against historical results without the effect of these items.

Adjusted net income.  Adjusted net income is considered a non-GAAP financial measure because it reflects adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP for the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented and the exclusion (net of tax benefit) of the increase in the Company’s deferred tax asset as a result of the conversion to the C Corporation status, for the amount of founder special compensation and the non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance with CUNA Mutual, as applicable.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods.  Management uses adjusted net income to evaluate core financial performance against historical results without the effect of these items.

For a reconciliation of these non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”  These adjustments to the GAAP measures are only applicable to 2014 and prior periods.

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium. Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services. As a result, we are able to produce significant premium volume with only minimal operating expenses. In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  For the years ended December 31, 2015, 2014 and 2013, our ratio of operating expenses to gross premiums written, or program gross expense ratio, was 1.1%, 1.2% and 1.6%, respectively.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

Gross leverage. Gross leverage for the Company is the ratio of gross written premiums and gross liabilities to surplus.  A significant portion of our capital is used to support the gross premiums and insurance liabilities in our Program Services segment. Because we retain virtually no risk other than the credit risk of the capacity providers, and we maintain strict credit underwriting standards, broad indemnification agreements and collateral requirements, we are able to maintain significant ceded reinsurance business on a relatively small amount of capital compared to our peers.  For the year ended December 31, 2015, our gross leverage ratio was 14 to 1.  Our objective is to produce a total company gross leverage ratio of between 13 to 1 and 15 to 1.

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net loss and LAE incurred to net premiums earned. For the years ended December 31, 2015, 2014 and 2013, our net loss ratio was 45.5%, 42.0% and 37.3%, respectively.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment. Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the years ended December 31, 2015, 2014 and 2013, our net expense ratio was 41.0%, 47.3% and 47.8%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the years ended December 31, 2015, 2014 and 2013, our net combined ratio was 86.5%, 89.3% and 85.1%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity. One of the key financial measures that we use to evaluate our operating performance is return on equity. We calculate return on equity by dividing net income by the average GAAP equity. Our return on equity at December 31, 2015 was 17.7%.  Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios. Our financial leverage ratio at December 31, 2015 was 16.9%, as compared to 18.5% at December 31, 2014. Our objective is to maintain a financial leverage ratio in the range of 20% to 40% over the long-term.

Critical Accounting Estimates

Our consolidated financial statements include amounts that, either by their nature or due to the requirements of generally accepted accounting principles in the U.S. (“GAAP”), are determined using estimates and assumptions.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances.  While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.  We believe the items that require the most subjective and complex estimates are: unpaid losses and loss adjustment expense reserves, allowance for policy cancellations, unearned premium reserve, reinsurance recoverable, valuation of our investment portfolio, assessment of other-than-temporary impairments (“OTTI”), and minimum ceding fees.

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

The Company invests in convertible securities that have embedded derivatives.  Derivatives embedded within non-derivative instruments, such as options embedded in convertible fixed maturity securities, are bifurcated from the host instrument when the embedded derivative meets the criteria for bifurcation.  However, for reporting purposes, these embedded derivatives are presented together with the host contract and carried at estimated fair value.  Changes in the estimated fair value of the embedded derivatives are reflected in “Realized net investment gains” in the consolidated statements of income, while changes in the estimated fair value of the underlying fixed maturity securities are reflected in “Unrealized holding gains (losses)” in the consolidated statements of comprehensive income.

Minimum ceding fees

Minimum ceding fees are fees the Company receives pursuant to contractual minimum premium requirements for certain programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces:  1) “premium related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium estimated to be written in the contract year, which fees are earned over the contract year.

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

Consolidated Results of Operations	Year Ended
	December 31,
($ in thousands)	2015	2014	2013

Revenues:
Premiums earned	$118,068	$96,650	$84,378
Commission income	1,465	1,533	2,031
Ceding fees	67,956	45,732	32,898
Net investment income	7,948	4,841	4,901
Realized net investment gains (losses)	1,888	1,311	1,764
Other income	1,623	4,460	2,531
Total revenues	198,948	154,527	128,503

Expenses:
Losses and loss adjustment expenses	55,753	40,821	32,090
Commissions	5,502	3,882	2,378
Taxes, licenses, and fees	3,130	2,832	2,594
General and administrative	62,978	58,891	53,418
Founder special compensation	—	17,914	10,202
Offering-related expenses	—	8,833	—
Contract modification expense	—	17,800	—
Interest expense	2,031	2,237	2,323
Total expenses	129,394	153,210	103,005

Income (loss) before income taxes	69,554	1,317	25,498

Income taxes:
Current tax expense (benefit)	25,741	11,514	4,845
Deferred tax expense (benefit)	(853)	(21,210)	(2,058)
	24,888	(9,696)	2,787
Net income (loss)	$44,666	$11,013	$22,711

Adjusted pre-tax income (loss)	$69,554	$45,864	35,700
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$69,554	$1,317	$25,498
Plus: Founder special compensation (1)	—	17,914	10,202
Plus: Offering-related expenses (2)	—	8,833	—
Plus: Contract modification expense (3)	—	17,800	—
Adjusted pre-tax income (loss)	$69,554	$45,864	$35,700

Adjusted net income (loss)	$44,666	$28,683	$22,084
Reconciliation of adjusted net income (loss):
Net income (loss)	$44,666	$11,013	$22,711
Plus (less): Provision for income taxes to reflect change to C corporation status (4)	—	4,090	(6,938)
Less: Recognition of deferred tax asset upon conversion to C corporation (5)	—	14,279	—
Plus: Founder special compensation (1) (6)	—	11,203	6,311
Plus: Offering-related expenses (2) (6)	—	5,524	—
Plus: Contract modification expense (3) (6)	—	11,132	—
Adjusted net income (loss)	$44,666	$28,683	$22,084

(1)

Prior to the completion of the private placement in June 2014, we made special compensation payments to our co-founders in recognition of their service to our Company.  We refer to these as “founder special compensation.”  Following the completion of the private placement in 2014, we ceased paying founder special compensation.

(2)	Offering-related expenses are non-recurring expenses related to the Company’s private placement of common stock.

(3)

In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million.

(4)

Upon the completion of the private placement in 2014, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.  This adjustment represents estimated income taxes as if the Company had been treated as a C Corporation for each period presented. The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5% and 38.1% for the periods ended December 31, 2014 and 2013, respectively.

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

Consolidated Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Premiums earned.  Premiums earned increased by $21.4 million, or 22.2%, from $96.7 million for the year ended December 31, 2014 to $118.1 million for the year ended December 31, 2015.  This increase was due to an increase in Lender Services premiums earned, $10.4 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Ceding fees.  Ceding fees increased by $22.3 million, or 48.6%, from $45.7 million for the year ended December 31, 2014 to $68.0 million for the year ended December 31, 2015, due to an increase in Program gross earned premium and capacity fees.  Program Services gross earned premiums increased from $815.2 million for the year ended December 31, 2014 to $1.0 billion for the year ended December 31, 2015 resulting in an increase in premium related ceding fees of $11.1 million.  Capacity fees increased $11.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Investment income.  Investment income increased by $3.1 million, from $4.8 million for the year ended December 31, 2014 to $7.9 million for the year ended December 31, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement and investing operating cash flows.

Other income.  Other income decreased by $2.8 million, from $4.4 million for the year ended December 31, 2014 to $1.6 million for the year ended December 31, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

Losses and loss adjustment expenses.  Losses and LAE increased by $15.0 million, or 36.6%, from $40.8 million for the year ended December 31, 2014 to $55.8 million for the year ended December 31, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $1.6 million from $3.9 million for the year ended December 31, 2014 to $5.5 million for the year ended December 31, 2015, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased by $4.1 million or 6.9%, from $58.9 million for the year ended December 31, 2014 to $63.0 million for the year ended December 31, 2015, primarily due to stock-based compensation, employee group insurance and expenses associated with being a public company.

Founder special compensation.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  We incurred $8.8 million of non-recurring offering-related expenses related to the private offering of the Company’s stock in 2014. We incurred no offering-related expenses in 2015.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the year ended December 31, 2014.

Current tax expense (benefit).    Current tax expense increased by $14.2 million, from $11.5 million for the year ended December 31, 2014 to $25.7 million for the year ended December 31, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

Deferred tax expense (benefit).  Deferred tax benefit decreased $20.4 million, from $21.2 million for the year ended December 31, 2014 to $0.8 million for the year ended December 31, 2015, primarily due to the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation on June 25, 2014.

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

Losses and loss adjustment expenses.  Losses and LAE increased by $8.7 million, or 27.2%, from $32.1 million for the year ended December 31, 2013 to $40.8 million for the year ended December 31, 2014, which is partly the result of higher premiums earned. A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims. In addition, the net loss ratio on the Lender Services segment increased from 37.3% to 42.0% for the years ended December 31, 2013 and December 31, 2014, respectively.  This increase is primarily due to an increase in claims frequency and severity.

Commissions.  Commissions increased by $1.5 million or 63.2%, from $2.4 million for the year ended December 31, 2013 to $3.9 million for the year ended December 31, 2014, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions related to the amendment to the CUNA Mutual alliance.

General and administrative expense.  General and administrative expense increased by $5.5 million or 10.2%, from $53.4 million for the year ended December 31, 2013 to $58.9 million for the year ended December 31, 2014, primarily due to an increase in personnel costs, including stock-based compensation expense incurred in 2014.  The Company did not have stock-based compensation expense in 2013.

Founder special compensation. Founder special compensation increased by $7.7 million or 75.6% from $10.2 million for the year ended December 31, 2013 compared to $17.9 million for the year ended December 31, 2014.  The increase in founder special compensation was primarily due to the favorable capital position and liquidity during the period as well as our expected liquidity needs prior to the completion of the private placement in 2014. This favorable position was partly due to the increased earnings achieved for 2013 as compared to 2012.  The assessment was made by the Company’s owners in the first and second quarters and was considered along with the capital needs for the coming periods.

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

Current tax expense (benefit).    Current tax expense increased by $6.7 million, from $4.8 million for the year ended December 31, 2013 to $11.5 million for the year ended December 31, 2014, primarily due to a $7.2 million tax impact of the conversion of the Company’s tax status to a C Corporation.

Deferred tax expense (benefit). Deferred tax benefit increased by $19.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the recognition of a deferred tax benefit of $20.4 million resulting from the conversion of the Company’s tax status to a C Corporation.

Program Services Segment — Results of Operations

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013

Revenues:
Premiums earned	$(1)	$(4)	$(501)
Ceding fees	67,956	45,732	32,898
Other income	—	—	3
Total revenues	67,955	45,728	32,400

Expenses:
Losses and loss adjustment expenses	1,987	217	465
Commissions	5	2	389
Taxes, licenses, and fees	14	8	10
General and administrative	12,446	10,855	11,010
Total expenses	14,452	11,082	11,874

Income (loss) before income taxes	$53,503	$34,646	$20,526

Program gross expense ratio	1.1%	1.2%	1.6%
Gross premiums written	$1,119,125	$909,501	$691,067
Gross premiums earned	$1,016,693	$815,189	$562,965

Program Services Segment Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Ceding fees.  Ceding fees increased by $22.3 million, or 48.6%, from $45.7 million for the year ended December 31, 2014 to $68.0 million for the year ended December 31, 2015, due to an increase in Program gross earned premium and capacity fees.  Program Services gross earned premiums increased from $815.2 million for the year ended December 31, 2014 to $1.0 billion for the year ended December 31, 2015 resulting in an increase in premium related ceding fees of $11.1 million.  Capacity fees increased $11.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Losses and loss adjustment expenses.  Losses and LAE incurred in the run-off of the retained business increased by $1.8 million from $0.2 million for the year ended December 31, 2014 to $2.0 million for the year ended December 31, 2015.  The increase in losses and LAE for the year ended December 31, 2015, was primarily related to reserve strengthening on run-off programs.

General and administrative expense.  General and administrative expense increased by $1.6 million, or 14.7%, from $10.8 million for the year ended December 31, 2014 to $12.4 million for the year ended December 31, 2015.  The increase was primarily related to stock-based compensation and consulting fees.

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

Lender Services Segment — Results of Operations

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013

Revenues:
Premiums earned	$118,069	$96,654	$84,879
Commission income	1,465	1,533	2,031
Other income	1,498	1,266	1,101
Total revenues	121,032	99,453	88,011

Expenses:
Losses and loss adjustment expenses	53,766	40,604	31,625
Commissions	5,497	3,880	1,989
Taxes, licenses, and fees	3,116	2,824	2,584
General and administrative	39,837	38,995	36,020
Contract modification expense	—	17,800	—
Total expenses	102,216	104,103	72,218

Income (loss) before income taxes	$18,816	$(4,650)	$15,793

Adjusted pre-tax income (loss)	$18,816	$13,150	$15,793
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$18,816	$(4,650)	$15,793
Plus: Contract modification expense (1)	—	17,800	—
Adjusted pre-tax income (loss)	$18,816	$13,150	$15,793

Net loss ratio	45.5%	42.0%	37.3%
Net expense ratio	41.0%	47.3%	47.8%
Net combined ratio	86.5%	89.3%	85.1%

Gross premiums written	$145,962	$124,624	$118,898
Net premiums written	$120,511	$99,079	$87,791

(1)	In connection with the amendment to the alliance agreements with CUNA Mutual, we paid CUNA Mutual $17.8 million. As a result, we recorded non-recurring contract modification expense of $17.8 million.

Lender Services Segment Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Premiums earned.  Premiums earned increased by $21.4 million, or 22.2%, from $96.7 million for the year ended December 31, 2014 to $118.1 million for the year ended December 31, 2015, $10.4 million of which is related to the amendment of the CUNA Mutual alliance agreement.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Losses and loss adjustment expenses.  Losses and LAE increased by $13.2 million, or 32.4%, from $40.6 million for the year ended December 31, 2014 to $53.8 million for the year ended December 31, 2015, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.  The net loss ratio increased from 42.0% to 45.5% for the years ended December 31, 2014 and December 31, 2015, respectively.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $1.6 million from $3.9 million for the year ended December 31, 2014 to $5.5 million for the year ended December 31, 2015, primarily due to the increase in Lender Services premiums earned and a reduction to ceding commissions as a result of the amendment to the CUNA Mutual alliance agreement.

General and administrative expense.  General and administrative expense increased by $0.8 million or 2.2%, from $39.0 million for the year ended December 31, 2014 to $39.8 million for the year ended December 31, 2015.  The increase in general and administrative expenses was minimal in relation to our increased premium retention from the Alliance quota share agreement due to our ability to effectively leverage our fixed costs.  This contributed to a decrease in our net expense ratio to 41.0% in 2015 compared to 47.3% in 2014.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended December 31, 2014.

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

Losses and loss adjustment expenses.  Losses and LAE increased by $9.0 million, or 28.4%, from $31.6 million for the year ended December 31, 2013 to $40.6 million for the year ended December 31, 2014, which is partly the result of higher premiums earned. A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims. The net loss ratio increased from 37.3% to 42.0% for the years ended December 31, 2013 and December 31, 2014, respectively.  This increase is also due to an increase in claims frequency and severity.

Commissions.  Commissions increased by $1.9 million, from $2.0 million for the year ended December 31, 2013 to $3.9 million for the year ended December 31, 2014, primarily due to an increase in Lender Services premiums earned and a reduction to ceding commissions related to the amendment to the CUNA Mutual alliance.

General and administrative expense. General and administrative expense increased by $3.0 million, or 8.3%, from $36.0 million for the year ended December 31, 2013 to $39.0 million for the year ended December 31, 2014 primarily due to an increase in personnel cost.

Contract modification expense. Contract modification expense of $17.8 million at December 31, 2014 is associated with the modification of the CUNA Mutual alliance agreement. The Company accrued the expense as of June 30, 2014 and paid the expense on July 8, 2014.

Corporate Segment — Results of Operations

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013

Revenues:
Net investment income	$7,948	$4,841	$4,901
Realized net investment gains (losses)	1,888	1,311	1,764
Other income	125	3,194	1,427
Total revenues	9,961	9,346	8,092

Expenses:
General and administrative	10,695	9,041	6,388
Founder special compensation	—	17,914	10,202
Offering-related expenses	—	8,833	—
Interest expense	2,031	2,237	2,323
Total expenses	12,726	38,025	18,913

Income (loss) before income taxes	(2,765)	(28,679)	(10,821)

Income tax expense (benefit)	24,888	(9,696)	2,787

Net income (loss)	$(27,653)	$(18,983)	$(13,608)

Adjusted pre-tax income (loss)	$(2,765)	$(1,932)	(619)
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$(2,765)	$(28,679)	$(10,821)
Plus: Founder special compensation (1)	—	17,914	10,202
Plus: Offering-related expenses (2)	—	8,833	—
Adjusted pre-tax income (loss)	$(2,765)	$(1,932)	$(619)

(1)

Prior to the completion of the private placement in June 2014, we made special compensation payments to our co-founders in recognition of their service to our Company.  We refer to these payments as “Founder special compensation.”  Following the completion of the private placement, we ceased paying Founder special compensation.

(2)	Offering-related expenses are non-recurring expenses related to the Company’s private placement of common stock.

Corporate Segment Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Investment income.  Investment income increased by $3.1 million, from $4.8 million for the year ended December 31, 2014 to $7.9 million for the year ended December 31, 2015, in part due to an increase in investment holdings as a result of the net proceeds of the private placement and investing operating cash flows.

Other income.  Other income decreased by $3.1 million, from $3.2 million for the year ended December 31, 2014 to $0.1 million for the year ended December 31, 2015.  This decrease is primarily related to termination of a tenant lease in November 2014.

General and administrative expense.  General and administrative expense increased by $1.7 million, from $9.0 million for the year ended December 31, 2014 to $10.7 million for the year ended December 31, 2015, primarily due to an increase in stock-based compensation.

Founder special compensation.  We ceased paying founder special compensation following the completion of the private placement in June 2014.

Offering-related expenses.  We incurred $8.8 million of non-recurring offering-related expenses related to the private offering of the Company’s stock in 2014. We incurred no offering-related expenses in 2015.

Income tax expense (benefit).  Income tax expense increased by $34.6 million, from a benefit of $9.7 million for the year ended December 31, 2014 to an expense of $24.9 million for the year ended December 31, 2015, primarily resulting from the conversion of the Company’s tax status from a Subchapter S Corporation to a C Corporation.

Corporate Segment Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Realized net investment gains (losses). Realized net investment gains decreased by $0.5 million, or 25.7% from $1.8 million for the year ended December 31, 2013 to $1.3 million for the year ended December 31, 2014 primarily due to lower gains in 2014 on sales of bonds, primarily industrial and miscellaneous Bonds.

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

Founder special compensation. Founder special compensation increased by $7.7 million or 75.6% from $10.2 million for the year ended December 31, 2013 compared to $17.9 million for the year ended December 31, 2014.  The increase in founder special compensation was primarily due to the favorable capital position and liquidity during the period as well as our expected liquidity needs prior to the completion of the private placement in 2014. This favorable position was partly due to the increased earnings achieved for 2013 as compared to 2012.  The assessment was made by the Company’s owners in the first and second quarters and was considered along with the capital needs for the coming periods.

Offering-related expenses. Offering-related expenses of $8.8 million as of year ending December 31, 2014 are non-recurring expenses associated with the private placement of the Company’s stock.

Income tax expense (benefit). Income taxes decreased by $12.5 million from a $2.8 million expense for the year ended December 31, 2013 to a $9.7 million benefit for the year ended December 31, 2014 from the conversion of the Company’s tax status to a C Corporation.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of December 31, 2015, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 12.3% of the portfolio at December 31, 2015, an increase from 5.3% at December 31, 2014.  Management increased the convertible portfolio because convertible securities offer the potential for participation in the growth of the equity markets with greater down side protection.  The average duration, excluding convertible securities, was 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors.  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$327,764	$5,486	$(3,728)	$329,522
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$305,019	$6,228	$(1,336)	$309,911
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2015, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$18,890	$18,979	5.76%
AAA	155,198	156,550	47.51%
AA, AA+, AA-	57,436	58,292	17.69%
A, A+, A-	35,185	35,559	10.79%
BBB, BBB+, BBB-	42,405	41,964	12.73%
BB+ and lower	18,650	18,178	5.52%
Total	$327,764	$329,522	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$6,621	$6,734
Due after one year through five years	99,836	99,863
Due after five years through ten years	105,469	106,533
Due after ten years	13,037	13,253
Residential mortgage-backed securities	80,566	80,986
Commercial mortgage-backed securities	22,235	22,153
	$327,764	$329,522

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$124,035	$(2,626)	$18,031	$(1,102)	$142,066	$(3,728)
Total equity securities	2,820	(88)	—	—	2,820	(88)
Total investments	$126,855	$(2,714)	$18,031	$(1,102)	$144,886	$(3,816)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)
Total equity securities	—	—	—	—	—	—
Total investments	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

There were 237 and 143 securities at December 31, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices.  The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $53.5 million and $36.9 million at December 31, 2015 and December 31, 2014, respectively.  The increase in the amounts on deposit at December 31, 2015 is primarily due to an increase in the required deposits for workers’ compensation business.

Fair value of financial instruments.  ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 are all considered level 2 investments.

Liquidity

We are organized as a holding company with three domestic insurance company subsidiaries, as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fees, investment income and proceeds from sales and maturities of investments.  Our primary uses of operating funds include payments of claims and operating expenses.  We pay claims using cash flow from operations and invest our excess cash primarily in fixed-income securities.  We expect that projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth and to pay claims, operating expenses, interest on debt facilities and other holding company expenses for the foreseeable future.  However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term.  If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.  We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $23.0 million and $21.6 million as of December 31, 2015 and 2014, respectively. In addition, we are able to generate substantial cash flow outside of our regulated insurance company subsidiaries through intercompany agency and management agreements between our insurance subsidiaries and our agency, TBA. TBA functions as a managing general agent for SNIC and NSIC in connection with the Lender Services segment.  In addition, under the management agreement TBA provides business development, financial monitoring and other oversight functions to our insurance subsidiaries.

The following table is a summary of our consolidated statements of cash flows:

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013

Cash and cash equivalents provided by (used in):
Operating activities	$60,996	$23,176	$33,856
Investing activities	(26,994)	(127,975)	15,791
Financing activities	(20,580)	73,716	(15,295)
Net change in cash and equivalents	$13,422	$(31,083)	$34,352

Comparison of Years Ended December 31, 2015 and 2014

Net cash provided by operating activities was $37.8 million higher for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase is primarily due to nonrecurring cash expenditures for the year ended December 31, 2014 related to founder special compensation, amendment to the CUNA Mutual alliance agreement and offering-related expenses.  Also, contributing to the increase is an increase in ceding fees and the change to the Company’s retention related to the CUNA Mutual Alliance agreement to 70% from 50%.

Net cash used in in investing activities decreased $101 million from $128 million for year ended December 31, 2014 to $27 million for the year ended December 31, 2015.  This decrease is primarily due to investing cash received from the private placement in 2014.

Net cash from financing activities decreased $94.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The decrease is primarily due to proceeds of $97 million received from the private placement in 2014.  Other activity impacting cashflows was a decrease in dividends paid of $10.5 million, $14.4 million stock repurchase in 2015 and $6.8 million subordinated debenture repurchase in 2014.

Comparison of Years Ended December 31, 2014 and 2013

Net cash provided by operating activities was approximately $23.2 million for the year ended December 31, 2014, compared with $33.9 million provided by operating activities for the same period in 2013.  On July 8, we made payments totaling $17.8 million to CUNA Mutual pursuant to the 2014 amendment of the alliance agreement.  In addition, the Company paid offering-related expenses of $8.8 million and had an increase in founder special compensation of $7.7 million as of December 31, 2014.  These increases in cash outflows are partially offset by increases in cash inflows related to premium and ceding fee growth through December 31, 2014.

Net cash used in investing activities was $128 million for the year ended December 31, 2014, while net cash provided by investing activities was $15.8 million for the year ended December 31, 2013.  The $128 million used in investing activities as of December 31, 2014 is primarily due to investing cash received from the private placement of the Company’s stock.

Net cash provided by financing activities was $73.7 million for the year ended December 31, 2014 compared to net cash used in financing activities of $15.3 million for the year ended December 31, 2013. In 2014, cash provided by financing activities increased due to the private placement of the Company’s stock, partially offset by the redemption of common shares of existing shareholders.  The net increase related to this activity is approximately $97 million.  The increase in dividends is primarily related to the first and second quarter payments, which were made in consideration of capital position, estimated capital needs and liquidity, and earnings as of December 31, 2013.  In addition, the Company repurchased one of its subordinated debentures at auction for $6.8 million.

Other Material Changes in Financial Position

	December 31,	December 31,
($ in thousands)	2015	2014
Selected Assets:
Accounts receivable from agents, net	$23,913	$18,528
Reinsurance recoverable on paid losses	1,187	1,200
Reinsurance recoverables	1,911,660	1,656,534
Goodwill and intangible assets, net	5,958	6,683
Deferred income taxes, net	26,208	23,864

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,364,774	$1,209,905
Unearned premiums	585,448	480,124
Allowance for policy cancellations	59,610	55,500
Deferred ceding fees	29,119	23,612
Subordinated debentures	44,500	44,500
Other liabilities	35,151	28,642

Accounts receivable from agents, net.  During the year ended December 31, 2015, accounts receivable from agents increased $5.4 million from December 31, 2014, as a result of growth in Program Services business due to the addition of new programs and expansion of existing programs.  This balance reflects ceding fees and premium taxes receivable from agents.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of December 31, 2015, we held $2.7 billion in collateral securing $1.5 billion in reinsurance recoverables.  In addition, we had $384.3 million of unsecured reinsurance recoverables, of which $377.2 million related to the Program Services segment and $7.1 million related to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier.  During the year ended December 31, 2015, reinsurance recoverables increased $255.1 million from December 31, 2014, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs and gross loss development for prior year claims.  These factors also caused an increase in the corresponding unearned premiums and the unpaid losses and loss adjustment expenses of $105.3 million and $154.9 million, respectively.

Allowance for policy cancellations.  As of December 31, 2015, the allowance for policy cancellations increased by $4.1 million from December 31, 2014, primarily due to the volume and timing of CPI premiums (gross of cancellations) written in 2015 compared to 2014.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the year ended December 31, 2015 and December 31, 2014 included upward revisions to prior year estimates of $0.6 million and $4.2 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the year ended December 31, 2015 and 2014 was approximately $0.2 million and $2.2 million, respectively.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts.  The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  These trusts’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  The three month LIBOR at December 31, 2015, was 0.61%.  All of the debentures mature between 2032 and 2034.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2015:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and LAE (1)	$1,364,774	$543,030	$508,975	$216,065	$96,704
Operating lease obligations	108	26	39	40	3
Employment agreement obligations	4,050	2,450	400	400	800
Debt and interest (2)	84,018	2,045	4,313	4,313	73,347
	$1,452,950	$547,551	$513,727	$220,818	$170,854

(1)

The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2015 and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimation process, see “Business—Loss Reserves” in Item 1 of this report. Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Relating to Our Business—If we are unable to establish and maintain accurate loss reserves, our business, financial condition, results of operations and prospects may be materially and adversely affected.” for a discussion of the uncertainties associated with estimating loss and LAE in Item 1A of this report.

(2)

The interest related to the debt by period as of December 31, 2014 was as follows: $2.0 million—less than 1 year, $4.3 million—1 – 3 years, $4.3 million—3 – 5 years and $ 28.8 million—more than 5 years.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity Risk

Liquidity risk represents our potential inability to meet all payment obligations when they become due. We maintain sufficient cash and marketable securities to fund claim payments and operations.

Credit Risk

We are exposed to credit risk from potential losses arising principally from the financial condition of our third party reinsurers, and also from potential losses in our investment portfolio.  Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We generally address this credit risk by either (1) selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better, have $300 million in equity and/or capital and surplus and are a Texas or Delaware (for USIC) authorized reinsurer at the time we enter into the agreement, or (2) requiring that the reinsurer post substantial collateral to secure the reinsured risks.  Security can take the form of collateral (in the form of security posted with a trustee pursuant to a related agreement, or evergreen letter of credit), or guaranty by a related third party that we believe has the ability to pay.  The security amount is a function of the policyholder liabilities (unearned premiums, loss and LAE reserves) or other amounts that are more representative of the amounts at risk. Excess security is required when a reinsurer does not meet the above financial requirements to provide a “cushion” for inadequate estimates of policyholder liabilities.  Unless there is some mitigating factor, we control the ability to set policyholder liability amounts for security purposes.

Security is also immediately required if a reinsurer falls below the benchmark rating during the term of a reinsurance agreement. Existing security may be increased if a reinsurer is downgraded during the term of a reinsurance agreement or experiences a significant loss in policyholder equity and/or capital and surplus.

Collateral levels are reviewed weekly, on each reinsurer on which security is required. Collateral calculations are adjusted as monthly activity reports are received on individual programs and collateral account balance information is available.  Collateral is generally obtained a quarter in advance at the end of each calendar quarter.

We also evaluate the credit risk of our investment portfolio. The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Approximately 71% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

Our investment policy is reviewed periodically and updated to meet current needs. However, the primary goal and philosophy of the policy is to be conservative in nature to provide preservation of principal and provide necessary liquidity.

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

We had fixed-maturity securities with a fair value of $329.5 million and an amortized cost of $327.8 million as of December 31, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of December 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We anticipate that we will continue to meet our obligations from operating cash flows. We classify our fixed-maturity securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of December 31, 2015.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$290,442	$(39,080)	-11.86%
200 basis point increase	303,191	(26,331)	-7.99%
100 basis point increase	316,286	(13,236)	-4.02%
No change	329,522	—	—
100 basis point decrease	342,559	13,037	3.96%
200 basis point decrease	355,227	25,705	7.80%
300 basis point decrease	368,101	38,579	11.71%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of December 31, 2015, we had $44.5 million of debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Management Report on Internal Control over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2015.

This annual report does not include an attestation report of the Company's registered public accounting firm due to the exemption provided by the JOBS Act for emerging growth companies.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K.

Information regarding our directors is incorporated by reference from the information included under the caption “Proposal 1 Election of Directors” in our Proxy Statement for our Annual Meeting of Shareholders to be held June 3, 2016 (the “Proxy Statement”). We plan to file the Proxy Statement within 120 days after December 31, 2015.

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

Information regarding our audit committee and our audit committee financial expert is incorporated by reference from the information included under the caption “The Board, Its Committees and Its Compensation—Corporate Governance—Committees of the Board—Audit Committee” in the Proxy Statement.

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

Item 14.Principal Accountant Fees and Services

Information regarding our principal accountant and its fees is incorporated by reference from the information included under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

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

10.5	Form of Severance Agreement for Named Executive Officers other than Terry Ledbetter and Trace Ledbetter (filed herewith)
10.6

Severance Agreement, dated May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and Terry Ledbetter (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.7	Severance Agreement, dated May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and Trace Ledbetter (filed herewith)
10.8

Cash Performance Bonus Opportunity Agreement, dated June 1, 2013, by and between T.B.A. Insurance Group, Ltd. and David Hale, as amended by that certain Amendment to Cash Performance Bonus Opportunity Agreement dated May 20, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014

10.9

Cash Performance Bonus Opportunity Agreement, dated June 1, 2013, by and between T.B.A. Insurance Group, Ltd. and David Cleff, as amended by that certain Amendment to Cash Performance Bonus Opportunity Agreement dated May 20, 2014 (filed herewith)

Exhibit Number	Exhibit Description

10.10

Cash Performance Bonus Opportunity Agreement, dated June 1, 2013, by and between T.B.A. Insurance Group, Ltd. and John Pearson, as amended by that certain Amendment to Cash Performance Bonus Opportunity Agreement dated May 20, 2014 (filed herewith)

10.11	2014 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)
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

10.15

Restricted Stock Award Agreement, dated March 30, 2015, by and between the Company and Terry Ledbetter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2015)

10.16	Restricted Stock Award Agreement, dated March 30, 2015, by and between the Company and Trace Ledbetter (filed herewith)
10.17	2015 Cash Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 21, 2015)
10.18	Form of the 2015 Cash Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2015)
10.19	Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014)
21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1, the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101 INS	XBRL Instance Document (filed herewith)
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE NATIONAL COMPANIES, INC.
March 10, 2016	By:	/s/ Terry Ledbetter
Name: Terry Ledbetter Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Terry Ledbetter	Chief Executive Officer (Principal Executive Officer)	March 10, 2016
Terry Ledbetter
/s/ David Hale	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2016
David Hale
/s/ Gene Becker	Director	March 10, 2016
Gene Becker
/s/ Marsha Cameron	Director	March 10, 2016
Marsha Cameron
/s/ David King	Director	March 10, 2016
David King
/s/ Fred Reichelt	Director	March 10, 2016

Fred Reichelt

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of State National Companies, Inc.

We have audited the accompanying consolidated balance sheets of State National Companies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State National Companies, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
March 10, 2016

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except for share and per share information)

	December 31,	December 31,
	2015	2014
Assets
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $327,764, $305,019, respectively)	$329,522	$309,911
Equity securities – available-for-sale, at fair value (cost – $4,796, $1,419, respectively)	5,544	2,642
Total investments	335,066	312,553

Cash and cash equivalents	51,770	38,348
Restricted cash and investments	3,717	6,597
Accounts receivable from agents, net	23,913	18,528
Reinsurance recoverable on paid losses	1,187	1,200
Deferred acquisition costs	1,075	1,036
Reinsurance recoverables	1,911,660	1,656,534
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	17,163	18,397
Interest receivable	2,158	1,795
Income taxes receivable	3,330	—
Deferred income taxes, net	26,208	23,864
Goodwill and intangible assets, net	5,958	6,683
Other assets	5,113	6,229
Total assets	$2,388,318	$2,091,764

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	December 31,	December 31,
	2015	2014
Liabilities
Unpaid losses and loss adjustment expenses	$1,364,774	$1,209,905
Unearned premiums	585,448	480,124
Allowance for policy cancellations	59,610	55,500
Deferred ceding fees	29,119	23,612
Accounts payable to agents	2,458	2,448
Accounts payable to insurance companies	3,801	4,399
Subordinated debentures	44,500	44,500
Income taxes payable	—	1,762
Other liabilities	35,151	28,642
Total liabilities	2,124,861	1,850,892

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,699,550 and 44,247,102 shares issued at December 31, 2015 and December 31, 2014, respectively)	43	44
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014)	—	—
Additional paid-in capital	224,719	220,577
Retained earnings	37,322	16,108
Accumulated other comprehensive income	1,373	4,143
Total shareholders’ equity	263,457	240,872
Total liabilities and shareholders’ equity	$2,388,318	$2,091,764

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Revenues:
Premiums earned	$118,068	$96,650	$84,378
Commission income	1,465	1,533	2,031
Ceding fees	67,956	45,732	32,898
Net investment income	7,948	4,841	4,901
Realized net investment gains (losses)	1,888	1,311	1,764
Other income	1,623	4,460	2,531
Total revenues	198,948	154,527	128,503

Expenses:
Losses and loss adjustment expenses	55,753	40,821	32,090
Commissions	5,502	3,882	2,378
Taxes, licenses, and fees	3,130	2,832	2,594
General and administrative	62,978	58,891	53,418
Founder special compensation	—	17,914	10,202
Offering-related expenses	—	8,833	—
Contract modification expense	—	17,800	—
Interest expense	2,031	2,237	2,323
Total expenses	129,394	153,210	103,005

Income (loss) before income taxes	69,554	1,317	25,498

Income taxes:
Current tax expense (benefit)	25,741	11,514	4,845
Deferred tax expense (benefit)	(853)	(21,210)	(2,058)
	24,888	(9,696)	2,787
Net income (loss)	$44,666	$11,013	$22,711

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$1.01	$0.28	$0.66
Diluted earnings per share	1.01	0.28	0.66

Dividends, per share	$0.14	$0.49	0.45

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Net income (loss)	$44,666	$11,013	$22,711

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(3,416)	3,998	(5,215)
Tax effect on unrealized holding gains (losses) during the period	1,196	(1,387)	1,773
Less: reclassification adjustments for realized gains included in net income	(845)	(898)	(1,273)
Tax effect on reclassification adjustments for realized gains included in net income	295	314	430
Other comprehensive income (loss)	(2,770)	2,027	(4,285)

Total comprehensive income (loss)	$41,896	$13,040	$18,426

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

Consolidated Statements of Shareholders’ Equity

($ in thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2013	$41	$24,367	$128,830	$(10,000)	$2,116	$145,354
Retirement of treasury stock	(7)	(9,993)	—	10,000	—	—
Issuance of common stock	31	289,291	—	—	—	289,322
Costs directly attributable to the issuance of common stock	—	(1,578)	—	—	—	(1,578)
Redemption of existing common stock	(21)	(190,574)	—	—	—	(190,595)
Stock-based compensation expense	—	2,012	—	—	—	2,012
Conversion from S corporation to C corporation tax status	—	107,052	(107,052)	—	—	—
Dividends declared	—	—	(16,683)	—	—	(16,683)
Net income	—	—	11,013	—	—	11,013
Other comprehensive income, net of tax	—	—	—	—	2,027	2,027
Balance at December 31, 2014	44	220,577	16,108	—	4,143	240,872
Stock-based compensation expense	—	4,142	—	—	—	4,142
Dividends declared	—	—	(6,196)	—	—	(6,196)
Repurchase of common stock	(1)	—	(17,256)	—	—	(17,257)
Net income	—	—	44,666	—	—	44,666
Other comprehensive loss, net of tax	—	—	—	—	(2,770)	(2,770)
Balance at December 31, 2015	$43	$224,719	$37,322	$—	$1,373	$263,457

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Operating activities
Net income	$44,666	$11,013	$22,711
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,173	4,993	4,717
Stock-based compensation	4,142	2,012	—
Bad debt expense	—	—	(14)
Deferred income taxes	(853)	(21,210)	(2,058)
Realized net investment gains	(1,888)	(1,311)	(1,764)
Realized gains and losses on property and equipment	(107)	47	(30)
Realized gain on subordinated debenture repurchase	—	(610)	—
Changes in:
Restricted cash and investments	2,880	203	1,271
Accounts receivable from agents	(5,385)	(1,222)	(8,373)
Reinsurance recoverable on paid losses	13	(320)	41
Deferred acquisition costs	(39)	59	81
Reinsurance recoverables	(255,126)	(284,309)	(171,172)
Income taxes receivable	(5,092)	3,213	(1,740)
Interest receivable	(363)	(462)	(69)
Other assets	1,116	47	(859)
Unpaid losses and loss adjustment expenses	154,869	193,264	40,933
Unearned premiums	105,324	93,845	132,641
Allowance for policy cancellations	4,110	15,877	6,848
Deferred ceding fees	5,507	4,877	6,773
Accounts payable to agents	10	(116)	500
Accounts payable to insurance companies	(598)	(886)	1,209
Other liabilities	3,637	4,272	2,247
Other liabilities, affiliate	—	(100)	(37)
Net cash provided by (used in) operating activities	60,996	23,176	33,856

Investing activities
Purchase of investments	(98,856)	(170,250)	(46,836)
Proceeds from sale of investments	39,121	14,782	16,032
Proceeds from maturities and principal receipts	33,186	28,494	28,237
Proceeds from sale of short-term investments	—	—	12,490
Proceeds from maturities of short-term investments	—	—	6,495
Proceeds from dispositions of property and equipment	448	981	46
Purchase of property and equipment	(893)	(1,982)	(673)
Net cash provided by (used in) investing activities	(26,994)	(127,975)	15,791

Financing activities
Dividends paid	(6,165)	(16,683)	(15,295)
Proceeds from issuances of common stock	—	289,322	—
Costs directly attributable to the issuance of common stock	—	(1,578)	—
Repurchase of common stock	(14,415)	(190,595)	—
Repurchase of subordinated debentures	—	(6,750)	—
Net cash provided by (used in) financing activities	(20,580)	73,716	(15,295)

Net change in cash and cash equivalents	13,422	(31,083)	34,352
Cash and cash equivalents at beginning of period	38,348	69,431	35,079
Cash and cash equivalents at end of period	$51,770	$38,348	$69,431

Supplemental disclosures of cash flow information
Interest paid	$1,980	$2,269	$2,277
Taxes paid	$30,833	$8,301	$6,584

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

State National Companies, Inc. (the “Company”) refers to a group of companies that conduct insurance-related activities along two major segments. The Company’s Program Services segment generates fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  Substantially all of the risk associated with the Program Services segment is ceded to unaffiliated, highly rated reinsurance companies or other reinsurers that provide collateral.  The Company’s Lender Services segment involves the writing and insuring of lines of insurance marketed to lending institutions, primarily collateral protection insurance (“CPI”) policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which, as to our insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

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

Short-Term Investments

Short-term investments represent liquid investments with original maturities of more than three months but less than one year.

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

The Company invests in convertible securities that have embedded derivatives.  Derivatives embedded within non-derivative instruments, such as options embedded in convertible fixed maturity securities, are bifurcated from the host instrument when the embedded derivative meets the criteria for bifurcation.  However, for reporting purposes, these embedded derivatives are presented together with the host contract and carried at estimated fair value.  Changes in the estimated fair value of the embedded derivatives are reflected in “Realized net investment gains” in the consolidated

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

statements of income, while changes in the estimated fair value of the underlying fixed maturity securities are reflected in “Unrealized holding gains (losses)” in the consolidated statements of comprehensive income.

Deferred Acquisition Costs

Certain costs, primarily premium taxes, commissions, and general expenses that are directly related to the successful acquisition of new or renewal business are deferred to the extent recoverable from future premiums earned. Deferred acquisition costs are amortized in proportion to the related unearned premium reserve over the terms of the related policies. Investment income is not included in the Company’s recoverability analysis of deferred acquisition costs.

Deferred Ceding Fees

Ceding fees that are associated with unearned premiums are established as a liability and earned pro rata over the life of the underlying business.

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

As of December 31, 2015, the Company performed the first step of its annual goodwill assessment for the individual reporting units to which goodwill is allocated and determined there is no impairment of goodwill.

The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments were recognized in 2015, 2014 or 2013.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses (“LAE”) includes an estimate for claims reported and an additional liability for claims incurred but not reported, based on the Company’s historical loss experience. While Management believes the amounts included in the consolidated financial statements are adequate, such estimates may be more or less than the amount ultimately paid when the claims are settled. These estimates are continually reviewed and

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

adjusted, as necessary, as experience develops or as new information becomes known; such adjustments are included in current operations.

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

Income Taxes

Prior to June 25, 2014, the Company had elected for its parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code.  On June 25, 2014, the Company completed a private placement of common stock, which resulted in the termination of its Subchapter S corporation status.  Prior to this change in tax status, deferred income taxes were recorded only on the Company’s insurance subsidiaries (and their immediate parent) to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Prior to June 25, 2014 all other entities included in the consolidated group filed under Subchapter S Corporation status; therefore, no provision for income taxes had been recorded for these entities.  On June 25, 2014 the Company recorded a net deferred income tax benefit related to this change in tax status to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements. There were no uncertain tax positions at December 31, 2015 and December 31, 2014.

Income Recognition

Premiums on CPI business are earned on a pro rata basis over the terms of the policies after taking into consideration the allowance for policy cancellations. Premiums on Program Services business are earned on a pro rata basis over the terms of the policies. Ceding fees are earned on the same basis as the underlying premiums.

Program Services

In connection with writing Program Services business, the Company enters into contractual agreements with both the producing general agents and the reinsurers, whereby the general agents and reinsurers are obligated to each other for payment of insurance amounts, including premiums, commissions, and losses. These funds do not flow through the

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Company, but are settled directly between the general agent and the reinsurer; accordingly, no receivables or payables are recorded for these amounts. All obligations of SNIC, NSIC, and USIC owed to or on behalf of their policyholders are recorded by the Company and, to the extent appropriate, offsetting reinsurance recoverables are recorded.

Minimum Ceding Fees

Minimum ceding fees are fees the Company receives pursuant to contractual minimum premium requirements for certain programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces:  1) “premium related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium estimated to be written in the contract year, which fees are earned over the contract year.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$18,890	$124	$(35)	$18,979
Government agency	2,025	31	(7)	2,049
State and municipality	68,461	1,895	(14)	70,342
Industrial and miscellaneous	132,797	2,139	(2,618)	132,318
Residential mortgage-backed	80,566	1,213	(793)	80,986
Commercial mortgage-backed	22,235	68	(150)	22,153
Redeemable preferred stock	2,790	16	(111)	2,695
Total fixed-maturity securities	327,764	5,486	(3,728)	329,522

Equity securities
Non-redeemable preferred stock	4,012	422	(69)	4,365
Common stock	784	414	(19)	1,179
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

	Cost or	Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$13,896	$195	$(49)	$14,042
Government agency	2,325	57	(9)	2,373
State and municipality	61,179	1,200	(27)	62,352
Industrial and miscellaneous	108,125	2,582	(460)	110,247
Residential mortgage-backed	96,610	1,825	(764)	97,671
Commercial mortgage-backed	22,483	339	(27)	22,795
Redeemable preferred stock	401	30	—	431
Total fixed-maturity securities	305,019	6,228	(1,336)	309,911

Equity securities
Non-redeemable preferred stock	1,407	806	—	2,213
Common stock	12	417	—	429
Total equity securities	1,419	1,223	—	2,642
Total investments	$306,438	$7,451	$(1,336)	$312,553

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$2,757	$(23)	$1,290	$(12)	$4,047	$(35)
Government agency	665	(7)	—	—	665	(7)
State and municipality	405	(1)	369	(13)	774	(14)
Industrial and miscellaneous	74,782	(2,139)	2,440	(479)	77,222	(2,618)
Residential mortgage-backed	31,090	(258)	13,227	(535)	44,317	(793)
Commercial mortgage-backed	13,317	(147)	413	(3)	13,730	(150)
Redeemable preferred stock	1,020	(51)	292	(60)	1,312	(111)
Total fixed-maturity securities	$124,036	$(2,626)	$18,031	$(1,102)	$142,067	$(3,728)

Equity securities
Non-redeemable preferred stock	2,067	(69)	—	—	2,067	(69)
Common stock	753	(19)	—	—	753	(19)
Total equity securities	2,820	(88)	—	—	2,820	(88)
	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$522	$(2)	$3,094	$(47)	$3,616	$(49)
Government agency	—	—	685	(9)	685	(9)
State and municipality	4,164	(10)	2,001	(17)	6,165	(27)
Industrial and miscellaneous	34,433	(418)	2,637	(42)	37,070	(460)
Residential mortgage-backed	15,491	(94)	19,428	(670)	34,919	(764)
Commercial mortgage-backed	2,528	(14)	694	(13)	3,222	(27)
Total fixed-maturity securities	$57,138	$(538)	$28,539	$(798)	$85,677	$(1,336)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a continual review of its investments. Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies”.  Management believes that the temporary impairments are primarily the result of interest rate fluctuations, current conditions in the capital markets, and the impact of those conditions on market liquidity and prices. There are 237 securities in an unrealized loss position at December 31, 2015. Over 87% of these investments are investment-grade at December 31, 2015.  The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value. Therefore, Management does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities during 2015, 2014, and 2013 were $39.1 million, $14.8 million, and $16.0 million respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table presents the Company’s gross realized gains (losses) for the periods ended December 31:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2015	2014	2013
Realized gains:
Fixed-maturity securities	$3,101	$1,388	$1,861
Equity securities	548	34	171
Gross realized gains	3,649	1,422	2,032
Realized losses:
Fixed-maturity securities	(1,557)	(92)	(149)
Equity securities	(108)	(19)	—
Other-than-temporary impairment losses on fixed-maturity securities	(96)	—	(119)
Gross realized losses	(1,761)	(111)	(268)
Net realized investment gains (losses)	$1,888	$1,311	$1,764

The Company had eleven and ten non-cash exchanges of investment securities for each of the periods ending December 31, 2015 and December 31, 2014, respectively.  Non-cash consideration received for these exchanges was $4.9 million and $2.8 million in 2015 and 2014, respectively.  Gains of $33 thousand and $320 thousand were recognized on these exchanges and are reflected in the “Realized net investment gains” balance shown on the consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of December 31, 2015:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$6,621	$6,734
Due after one year through five years	99,836	99,863
Due after five years through ten years	105,469	106,533
Due after ten years	13,037	13,253
Residential mortgage-backed securities	80,566	80,986
Commercial mortgage-backed securities	22,235	22,153
	$327,764	$329,522

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes approximately $1.0 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.31% of the Company’s total investments as of December 31, 2015. The Company does not own mortgage derivatives.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net investment income for the periods ended December 31, consists of the following:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2015	2014	2013

Interest on investments	$8,357	$5,254	$5,202
Dividends	301	135	107
Gross investment income	8,658	5,389	5,309
Investment expenses	(710)	(548)	(408)
Net investment income	$7,948	$4,841	$4,901

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (“SNIC”), National Specialty Insurance Company (“NSIC”) and United Specialty Insurance Company (“USIC”) are required to maintain deposits in various states where they are licensed to operate. These deposits are comprised of fixed-maturity securities at fair values totaling $53.5 million and $36.9 million at December 31, 2015 and December 31, 2014, respectively.

The Company holds convertible securities with embedded derivatives.  The embedded derivative is bifurcated from the host contract if all of the following criteria are met: the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings; the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.  These embedded derivatives are presented together with the host contract and carried at estimated fair value.  Changes in the estimated fair value of the embedded derivatives are reflected in “Realized net investment gains” in the consolidated statements of income, while changes in the estimated fair value of the underlying fixed maturity securities are reflected in “Unrealized holding gains (losses) in the consolidated statements of comprehensive income.  Net gains recognized in the consolidated statements of income related to embedded derivatives were $1.8 million for the year ended December 31, 2015.

3. Deferred Acquisition Costs

Certain costs, primarily premium taxes, commissions, and general expenses that are directly related to the successful acquisition of new or renewal business are deferred to the extent recoverable from future premiums earned. Deferred acquisition costs are amortized in proportion to the related unearned premium reserve over the terms of the related policies.  Deferred acquisition costs are as follows for the years ended December 31:

($ in thousands)	2015	2014	2013

Balance, beginning of year	$1,036	$1,095	$1,176
Capitalized costs	5,359	4,907	4,818
Amortization	(5,320)	(4,966)	(4,899)
Balance, end of year	$1,075	$1,036	$1,095

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4. Property, Equipment, and Depreciation

The following is a summary of property, equipment, and depreciation at December 31:

($ in thousands)	2015	2014

Land held for use	$3,443	$3,443
Land held for sale	1,034	1,034
Building and improvements	15,234	15,127
Transportation equipment	873	1,578
Furniture and fixtures	3,241	3,208
Computer equipment and software	7,457	6,849
	31,282	31,239
Accumulated depreciation and amortization	(14,119)	(12,842)
Property and equipment, net	$17,163	$18,397

Depreciation and amortization expense for 2015, 2014 and 2013 was $1.8 million, $1.8 million and $1.9 million, respectively.

The Company purchased a tract of land in 2007 with a plan to build a new home office building for its own use.  During 2009, the Company classified this land as held for sale, since it had abandoned its plan to build a new home office and purchased an existing building for its own use.  Gains of $107 thousand, $454 thousand and $30 thousand were recognized at December 31, 2015, 2014 and 2013, respectively, from the sale of property and equipment.

5. Goodwill and Intangible Assets

($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015
Goodwill	$2,565	$—	$2,565
Customer relationships/lists	19,000	(15,607)	3,393
	$21,565	$(15,607)	$5,958

December 31, 2014
Goodwill	$2,565	$—	$2,565
Customer relationships/lists	20,450	(16,332)	4,118
Non-compete agreements	3,339	(3,339)	—
	$26,354	$(19,671)	$6,683

As of December 31, 2015 and 2014, goodwill of $2.1 million is attributable to our Program Services segment and $450 thousand is attributable to the Lender Services segment.  Definite-lived intangible assets total $3.4 million and $4.1 million, net of amortization, as of December 31, 2015 and 2014, respectively, and are fully attributable to our Lender Services segment.

Customer relationships/lists are amortized based on discounted cash flow estimates over their expected useful lives of 15 years.  Amortization expense related to the customer relationships/lists was $725 thousand, $765 thousand, and $854 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.  The non-compete agreements were amortized based on the discounted cash flow estimates over their expected useful lives of five to nine years.  Amortization expense related to the non-compete agreements was zero,  $458 thousand, and $481 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Expected amortization expense over the next five years for the Company’s definite-lived intangible assets is as follows: 2016 – $720 thousand; 2017 –$682 thousand; 2018 – $637 thousand; 2019 – $256 thousand; and 2020 – $243 thousand.

6. Subordinated Debentures

Between 2002 and 2004, the Company formed four business trusts (the “Trusts”) for the sole purpose of issuing, in private placement transactions, $52 million of trust preferred securities (“TPS”). In turn, the Trusts then used the proceeds thereof, together with the equity proceeds received from the Company upon their initial formation, to purchase $53.6 million of variable-rate subordinated debentures (“TPS Debentures”) issued by the Company. All voting securities of the Trusts are owned by the Company, and the TPS Debentures are the sole assets of the Trusts. The Trusts meet the obligations of the TPS with the interest and principal paid on the TPS Debentures. The Company does not have a variable interest in the Trusts and therefore does not consolidate the Trusts.

Subordinated debentures with a carrying value of $7.5 million were repurchased for $6.75 million (plus accrued interest of approximately $49 thousand) on October 8, 2014.  The debentures were issued on May 15, 2003 with an original maturity of May 15, 2033.  This transaction resulted in a gain of approximately $610 thousand after deducting the unamortized portion of the initial issuance costs from the difference in the par value and the purchase price.

The following is a summary of the TPS Debentures at December 31:

($ in thousands)	2015	2014
Floating Rate Capital Securities at LIBOR plus 4.00%, issued December 4, 2002, maturing on December 4, 2032	$17,500	$17,500
Floating Rate Capital Securities at LIBOR plus 4.10%, issued December 16, 2003, maturing on January 8, 2034	12,000	12,000
Floating Rate Capital Securities at LIBOR plus 3.80%, issued May 26, 2004, maturing on May 24, 2034	15,000	15,000
	$44,500	$44,500

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

Interest is payable quarterly (see rates above) and set and paid quarterly. The three-month LIBOR rate at December 31, 2015, was 0.61%. Payment of interest may be deferred for up to 20 consecutive quarters; however, the Company may not declare or pay any dividends or distributions, nor make any guarantee payments or payments on fixed-maturity securities, unless senior in interest to the TPS Debentures. These same limitations apply during an event of default.

Debt issuance costs paid to placement agents with an initial cost of $1.3 million are included in the consolidated financial statements in other assets, net of accumulated amortization of $529 thousand and $486 thousand at December 31, 2015 and 2014, respectively.  The debt issuance costs are being amortized over 30 years using the straight-line method, which approximates the effective interest method.

The Company, through a subsidiary, has guaranteed that amounts paid to the Trusts under the TPS Debentures will be remitted to the holders of the TPS. These guarantees, when taken together with the obligations of the Company under the TPS Debentures, the indentures pursuant to which those debentures were issued, and the related trust agreements (including obligations to pay related trust costs, fees, expenses, debt, and other obligations for the Trusts other than with respect to the common and trust preferred securities of the Trusts), provide a full and unconditional guarantee of amounts due on the TPS.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

7. Income Tax Provision

The shareholders previously consented to elections for certain entities in the Company to be treated as S Corporations under Internal Revenue Code Section 1362(a).  As a result of these elections, 2013 federal income taxes are recorded only for State National Intermediate Holdings, Inc. (“SNIH”), SNIC, NSIC and USIC, as they remained C Corporations and filed a consolidated federal income tax return.  On June 25, 2014, the Company completed a private placement of common stock which resulted in termination of its S Corporation status.  As a result, the Company is taxed as a C Corporation and filed a consolidated short period federal income tax return with its subsidiaries for the period June 26 through December 31, 2014.  Income for the Company’s pass-through entities was taxed (for federal purposes) to the individual owners during 2013 and the short period January 1 through June 25, 2014.  The Company recorded a net deferred income tax benefit of $19.3 million related to this change in tax status.

The components of income tax expense for the years ended December 31 are as follows ($ in thousands):

2015
($ in thousands)	Federal	State	Total
Federal and state income tax expense (benefit)
Current	$24,019	$1,722	$25,741
Deferred	(794)	(59)	(853)
Total income tax expense (benefit)	$23,225	$1,663	$24,888

2014
($ in thousands)	Federal	State	Total
Federal and state income tax expense (benefit)
Current	$10,827	$687	$11,514
Deferred	(21,156)	(54)	(21,210)
Total income tax expense (benefit)	$(10,329)	$633	$(9,696)

2013
($ in thousands)	Federal	State	Total
Federal and state income tax expense (benefit)
Current	$6,014	$(1,169)	$4,845
Deferred	(2,058)	—	(2,058)
Total income tax expense (benefit)	$3,956	$(1,169)	$2,787

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred income taxes reflect the effect of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of the net deferred income tax asset are as follows at December 31:

($ in thousands)	2015	2014
Deferred income tax assets:
Allowance for policy cancellations	$20,864	$19,425
Unpaid losses and loss adjustment expenses	156	172
Deferred ceding fees	10,192	8,264
Management fee	111	3,702
Compensation	3,638	2,034
Intangible assets	376	273
Unrealized losses on fixed maturities and other investment securities	1,305	471
Write-down of other-than-temporarily impaired investment securities	249	254
Other	147	34
Total deferred income tax assets	37,038	34,629

Deferred income tax liabilities:
Unearned premiums	7,522	7,136
Unrealized gains on equity securities	292	428
Unrealized gains on fixed maturities and other investment securities	1,920	2,183
Deferred acquisition costs	376	363
Fixed assets	302	525
Other	418	130
Total deferred income tax liabilities	10,830	10,765
Net deferred income tax asset	$26,208	$23,864

No valuation allowance was recorded at December 31, 2015 and 2014, as the temporary differences disclosed above relate to deferred income tax assets that are more-likely-than-not to be realized in future years.

In the second quarter of 2014, the Company revised its provision for income taxes to reflect a change in the federal statutory rate from 34.3% to 35.0%, effective January 1, 2014.  During 2013 the Company computed its income tax provision using a 34.3% federal statutory tax rate as its taxable income was within the graduated rates of 34.0% to 35.0%.  A reconciliation of federal income tax expense computed by applying the federal statutory tax rate to income before federal income tax expense for the periods ended December 31 follows:

	2015		2014		2013
		Effective		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$24,344	35.0%	$461	35.0%	$8,746	34.3%
Exclusion of Subchapter S income	—	—	8,465	643.0	(4,478)	(17.6)
Change in tax status	—	—	(19,316)	(1,467.2)	—	—
Change in federal statutory rate	—	—	(75)	(5.7)	—	—
Accrual/adjustment prior year	(175)	(0.2)	174	13.2	(39)	(0.2)
Tax-exempt income	(432)	(0.6)	(304)	(23.1)	(275)	(1.1)
State income taxes	1,060	1.5	826	62.8	(1,205)	(4.7)
Meals and entertainment	94	0.1	61	4.6	36	0.1
Other	(3)	—	12	0.8	2	—
Total income tax expense	$24,888	35.8%	$(9,696)	(736.6)%	$2,787	10.8%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. There were no uncertain tax positions at December 31, 2015.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company had no net operating loss or capital loss carry-forwards at December 31, 2015.

As of December 31, 2015, the Company’s U.S. federal income tax returns for tax years that ended December 31, 2012 through December 31, 2014, remain open under the normal three year statute of limitations and, therefore, are subject to examination by the Internal Revenue Service.

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

SNIC and NSIC write business in the Lender Services segment through an affiliated general agent.  The Company is party to a reinsurance agreement in which it cedes a percentage of certain CPI policies to CUMIS Insurance Society, Inc. (“CUNA Mutual”) and receives a ceding commission related to these policies.  On May 19, 2014, the company signed an amendment to alter certain provisions of the July 24, 2009 Alliance with CUNA Mutual.  The amendment, effective July 1, 2014, reduces CUNA Mutual’s quota share under the reinsurance agreement from 50% to 30% for all policies written on or after July 1, 2014 (see Note 18 – Commitments and Contingencies).

SNIC, NSIC, and USIC remain liable for unearned premiums and unpaid losses and LAE with respect to reinsurance ceded should the reinsurer be unable to meet its obligations. Management considers the possibility of a reinsurer becoming unable to meet its obligations as remote due to the reinsurers’ financial stability, A.M. Best Company rating, size, collateral held, and other factors as appropriate. Following is a summary of these balances:

	December 31,	December 31,
($ in thousands)	2015	2014
Ceded unearned premiums	$559,638	$456,754
Ceded loss and loss adjustment expense reserves	1,352,022	1,199,780
Total reinsurance recoverables	1,911,660	1,656,534
Secured reinsurance recoverables	(1,527,335)	(1,209,032)
Unsecured reinsurance recoverables	$384,325	$447,502

The fair value of the collateral held by SNIC, NSIC and USIC is approximately 177% of the secured reinsurance recoverables as of December 31, 2015.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

•

Embedded derivatives: The Company invests in convertible securities that have embedded derivatives.  Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in the consolidated statements of net income.  The estimated fair value of the embedded derivatives is calculated by the Company’s third-party investment managers using observable inputs.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$18,979	$—	$18,979
Government agency	—	2,049	—	2,049
State and municipality	—	70,342	—	70,342
Industrial and miscellaneous	—	132,318	—	132,318
Residential mortgage-backed	—	80,986	—	80,986
Commercial mortgage-backed	—	22,153	—	22,153
Redeemable preferred stock	—	2,695	—	2,695
Total fixed-maturity securities	—	329,522	—	329,522

Equity securities
Non-redeemable preferred stock	—	4,365	—	4,365
Common stock	—	1,179	—	1,179
Total equity securities	—	5,544	—	5,544
Total investments	$—	$335,066	$—	$335,066

December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$14,042	$—	$14,042
Government agency	—	2,373	—	2,373
State and municipality	—	62,352	—	62,352
Industrial and miscellaneous	—	110,247	—	110,247
Residential mortgage-backed	—	97,671	—	97,671
Commercial mortgage-backed	—	22,795	—	22,795
Redeemable preferred stock	—	431	—	431
Total fixed-maturity securities	—	309,911	—	309,911

Equity securities
Non-redeemable preferred stock	—	2,213	—	2,213
Common stock	—	429	—	429
Total equity securities	—	2,642	—	2,642
Total investments	$—	$312,553	$—	$312,553

At December 31, 2015, the fair value of embedded derivatives included in Level 2 securities was $8.6 million.

There was no Level 3 activity including gains or losses recognized purchases, or sales transaction during the periods ending December 31, 2015 and December 31, 2014.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between Level 1, Level 2, and Level 3 at December 31, 2015 and December 31, 2014.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10. Premiums Earned

Premiums earned consist of the following for the years ended December 31:

($ in thousands)	2015	2014	2013

Premiums written	$1,262,990	$1,032,608	$806,732
Premiums assumed	2,097	1,517	3,233
Premiums ceded	(1,144,579)	(935,051)	(723,192)
Net premiums retained	120,508	99,074	86,773
Change in net unearned premiums	(2,440)	(2,424)	(2,395)
Total premiums earned	$118,068	$96,650	$84,378

Premiums assumed as a % of net premiums retained	1.7%	1.5%	3.7%

Premiums written for CPI include an allowance for return premiums and policy fees related to expected future policy cancellations. Original estimates are adjusted as the policies develop and additional information becomes known regarding actual cancellation rates.

11. Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses consist of the following for the years ended December 31:

($ in thousands)	2015	2014	2013

Direct losses and loss adjustment expenses	$696,249	$714,708	$561,347
Assumed losses and loss adjustment expenses	1,225	2,469	193
Ceded losses and loss adjustment expenses	(641,721)	(676,356)	(529,450)
Total net losses and loss adjustment expenses	$55,753	$40,821	$32,090

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Activity in the liability for unpaid losses and loss adjustment expenses at December 31, is summarized as follows:

($ in thousands)	2015	2014	2013

Balance at January 1,	$1,209,905	$1,016,641	$975,708
Reinsurance recoverables	(1,199,780)	(1,006,892)	(965,965)
Net balance at January 1,	10,125	9,749	9,743

Incurred related to:
Current year	53,965	41,314	33,163
Prior year	1,788	(493)	(1,073)
Total incurred	55,753	40,821	32,090

Paid related to:
Current year	45,239	34,251	27,388
Prior year	7,887	6,194	4,696
Total paid	53,126	40,445	32,084

Net balance at December 31,	12,752	10,125	9,749
Reinsurance recoverables	1,352,022	1,199,780	1,006,892
Balance at December 31,	$1,364,774	$1,209,905	$1,016,641

The estimate for ultimate losses incurred on a net basis related to prior years increased by $1.8 million in 2015, decreased by $0.5 million in 2014 and decreased by $1.1 million in 2013. The unfavorable development in 2015 is primarily related to reserve strengthening on run-off programs in our Program Services segment ($2.0 million).  The favorable development in 2014 is primarily due to $706 thousand of favorable development in our Lender Services segment.  The favorable development in 2013 is primarily due to $1.5 million of favorable development in our Lender Services segment, partially offset by unfavorable development of $0.4 million in our Program Services segment. All of these changes were the result of the re-estimation of unpaid losses and LAE due to ongoing analyses of recent loss development trends as new data becomes available. We had no significant changes in reserving assumptions or methodologies.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12. Statutory Accounting

A reconciliation of the Company’s insurance subsidiaries’ (SNIC, NSIC, and USIC) shareholders’ equity and net income as of and for the years ended December 31 from Statutory Accounting Principles (SAP) to GAAP is as follows:

($ in thousands)	2015	2014
Shareholders’ equity (insurance subsidiaries only):
Per statutory basis	$229,830	$215,842
Adjustments for:
Allowance for return commissions	31,001	28,846
Allowance for policy cancellations	(26,009)	(23,672)
Commissions payable	14,681	14,105
Deferred acquisition costs	14,616	13,149
Deferred income taxes	(6,754)	(7,430)
Unrealized gain on investments available-for-sale	2,075	5,586
Management fees	(18,208)	(16,813)
Intangible assets	1,947	1,947
Nonadmitted assets	—	13
Convertible securities	1,142	—
Other	—	16
Shareholders’ equity in accordance with GAAP	$244,321	$231,589

($ in thousands)	2015	2014	2013
Net income (insurance subsidiaries only):
Per statutory basis	$15,922	$6,780	$5,047
Adjustments for:
Allowance for return commissions	2,155	7,571	3,987
Allowance for policy cancellations	(2,337)	(7,028)	(2,551)
Commission expense	576	3,508	1,874
Deferred acquisition costs	1,467	(84)	1,952
Deferred income taxes	(2,353)	195	2,058
Management fees	(1,395)	(2,975)	(3,947)
Convertible securities	1,142	—	—
Other	(16)	(129)	(38)
Net income in accordance with GAAP	$15,161	$7,838	$8,382

At December 31, 2015 and 2014, the amount of statutory capital and surplus for the consolidated insurance subsidiaries was $229.8 million and $215.8 million, respectively. At December 31, 2015 and 2014, minimum statutory capital and surplus required for SNIC, NSIC, and USIC was $5.0 million, $5.0 million and $750 thousand, respectively. The Texas Department of Insurance (the “Department”) requires approval for dividends from insurance subsidiaries that exceed statutory guidelines. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. At December 31, 2015, unrestricted net assets available for dividends were $23.0 million.

The Company is required to comply with the NAIC’s Risk-Based Capital (“RBC”) requirements. Under the RBC standards, risks specific to the Company in such areas as asset risk, insurance risk, interest rate risk, and business risk are evaluated and compared to the Company’s capital and surplus to determine solvency margins. In its calculation of risk-based capital for SNIC and NSIC, the Company has deducted amounts for which it holds collateral (either trust funds in the name of the Company or irrevocable letters of credit) for amounts recoverable from reinsurance companies. The Company believes this practice to be appropriate because the credit risk for the related reinsurance balances is virtually eliminated due to the protection provided by the collateral. This practice differs from NAIC annual statement

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

instructions. There is no monetary effect on net income or statutory surplus from the use of this practice. If the Company had not used this practice, the RBC calculations would not have resulted in a regulatory event in 2015 or 2014.

At periodic intervals, the Department routinely examines the insurance subsidiaries’ statutory financial statements as part of its legally prescribed oversight of the insurance industry. Based on these examinations, regulators can direct that the statutory-basis financial statements be adjusted in accordance with their findings. The Texas Department of Insurance completed its examination of the December 31, 2006 through December 31, 2010, statutory-basis financial statements of NSIC and SNIC in 2012, with no significant findings reported. The Delaware Insurance Department also completed its examination of the December 31, 2006 through December 31, 2010, statutory-basis financial statements of USIC in 2012, with no significant findings reported. These insurance departments have notified the Company of their intent to examine the insurance subsidiaries’ statutory-basis financial statements as of December 31, 2015.

13. Related-Party Transactions

The accompanying consolidated financial statements include transactions with a former affiliate, Trace Air, Inc.  The Company was party to an aircraft lease with a term expiring in 2020.  Pursuant to the lease agreement, the Company leased the aircraft at a rate of $1,800 per hour of use, subject to a minimum monthly lease rate of $36 thousand.  In addition, the Company was responsible for operating and maintenance costs associated with the aircraft.  Under this agreement, we made aggregate payments to Trace Air, Inc. of zero,  $359 thousand, and $692 thousand in 2015, 2014, and 2013, respectively.  This lease agreement was terminated following the completion of the private placement of company stock (See Note 20 — “Common Stock”).

Prior to the private placement in 2014, we entered into a one-year consulting agreement with Lonnie Ledbetter that became effective upon his resignation as a director, officer and employee of the Company.  This agreement became effective upon completion of the private placement, pursuant to which we paid Lonnie Ledbetter a total of $500 thousand ($250 thousand in 2015 and 2014, respectively) in exchange for him providing certain consulting services to us during the term of the agreement.  Lonnie Ledbetter completed his one-year consultancy with the Company on June 25, 2015.

In 2014, prior to the completion of the private placement, the Company transferred real estate and certain vehicles valued at $513 thousand, equally to Trace Ledbetter and Luke Ledbetter, which amounts were included in founder special compensation in the 2014 consolidated statement of income.

14. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age. Effective January 1, 2015, the Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  For employee contributions made prior to January 1, 2015, the Company was required to make matching contributions of 50% of employees’ contributions, limited to 6% of eligible employees’ compensation. Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses is $1.2 million, $1.1 million and $1.0 million of December 31, 2015, 2014, and 2013, respectively.

15. Stock-based Payments

On May 29, 2014, the Company’s shareholders approved the 2014 Long-Term Incentive Plan (“2014 Plan”), which provides for an aggregate of 4.4 million shares of our common stock that may be issued to employees and non-employee directors. Awards under the 2014 Plan may be in the form of stock options (including incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code and non-statutory stock options), restricted stock, restricted stock units, stock appreciation rights and performance units.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Upon completion of the private placement in 2014, the Company made grants of non-qualified stock options to our executive officers and certain employees to purchase an aggregate of 2,783,873 shares of our common stock.  In addition to the grants of non-qualified stock options, the Company made grants of 12,000 shares of restricted stock to our non-employee directors.  These non-qualified stock options and restricted stock grants are classified as equity based awards and will be recognized on a straight-line basis over the vesting period of 3 years and 1 year, respectively. The fair value of each stock option grant was established on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions.  The expected volatility is 32.96%, based on historical volatility of similar entities that are publicly traded for a period equal to the expected term. The estimated term of the options, all of which expire ten years after the grant date, is 5.5 years based on expected behavior of the group of option holders. The assumed risk-free interest rate is 1.85%, based on rates for U.S. Treasury Notes with maturity dates corresponding to the estimated term of the options on the date of grant.  The assumed dividend yield was 0.40% and no forfeitures are expected.

On July 9, 2014 the Company granted 38,500 shares of common stock to employees under the 2014 Plan.  The fair value of the shares was determined based on the trading price of the stock as of the grant date.

On March 30, 2015, the Company awarded 230,060 shares of performance-based restricted stock to certain officers under the 2014 Plan.  The fair value of the shares was determined based on the trading price of the stock as of the grant date.  These restricted stock grants are classified as equity based awards and will vest based on achievement of performance objectives over one,  two and three year performance periods.

On June 25, 2015, the Company granted 11,028 shares of restricted stock to non-employee directors.  These restricted stock grants are classified as equity awards and will be recognized on a straight line basis over a 1 year vesting period.

The Company measures compensation cost for stock awards at fair value and recognizes it over the service period for awards expected to vest.  Total stock-based compensation expense related to stock options and stock grants for the year ended December 31, 2015 and 2014 was $4.1 million and $2.0 million, respectively.  There was no stock-based compensation expense for the year ended December 31, 2013.  Total recognized tax benefit related to the stock options and stock grants was $1.4 million and $688 thousand for the years ended December 31, 2015 and 2014, respectively.  There was no recognized tax benefit related to stock options and stock grants for the year ended December 31, 2013.

As of December 31, 2015, there was $4.9 million of total unrecognized compensation cost related to non-vested share-based compensation grants.   This unrecognized compensation is expected to be recognized over a weighted-average period of 1.5 years.

The total fair value of stock awards that vested during the year ended December 31, 2015 was $3.9 million.  No awards vested during the years ended December 31, 2014 and 2013. A summary of nonvested stock activity, including stock options and restricted stock grants, for the year ended December 31, 2015 is as follows:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
	Shares	per Restricted Share	Options	per Stock Option
Nonvested at January 1, 2015	12,000	$10.00	2,783,873	$3.22
Granted	241,088	10.02	—	—
Forfeited	(17,152)	9.98	—	—
Vested	(91,574)	9.98	(927,955)	3.22
Nonvested at December 31, 2015	144,362	10.05	1,855,918	3.22

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of stock option activity for the year ended December 31, 2015 is as follows:

		Weighted	Weighted	Weighted	Weighted
		Average	Average Share	Average	Average
	Number	Exercise	Price on Date	Fair	Remaining	Aggregate
	of Awards	Price	of Exercise	Value	Contractual Life	Intrinsic Value
Outstanding, beginning of period	2,783,873	$10.00	$—	$3.22	9.5	$5,512,069
Granted	—	—	—	—	—	—
Exercised/Released	—	—	—	—	—	—
Outstanding, end of period	2,783,873	10.00	—	3.22	8.5	—
Vested and exercisable, end of the period	927,955	10.00	—	3.22	8.5	—
Vested and unvested exercisable, end of the period	927,955	10.00	—	3.22	8.5	—
Vested and expected to vest, end of the period	2,783,873	10.00	—	3.22	8.5	—

As of December 31, 2015, there were approximately 1.3 million shares of common stock available for future grants under the 2014 Plan.

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

The Company’s writings in California, Texas, New York and Florida comprised 57%,  53% and 52% of gross premiums written for the years ending December 31, 2015, 2014 and 2013, respectively.  The five largest reinsurers with unsecured reinsurance recoverables, all of which are rated A- or higher by A.M. Best, accounted for approximately 14%,  14%,  8%,  8%, and 7% of the Company’s unsecured reinsurance recoverables at December 31, 2015.

17. Leases

The Company previously leased a portion of its home office building to an unaffiliated third party under the terms of an operating lease. Rental income for the years ended December 31, 2014 and 2013 is $2.1 million and $1.4 million, respectively.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

However, to the extent that such assessments are made, the Company has the contractual right to recover these amounts from the underlying reinsurers.

In July 2009, the Company formed a Collateral Protection Alliance (the “Alliance”) with CUMIS Insurance Society, Inc., a subsidiary of CUNA Mutual, to administer and write CPI business for CUNA Mutual’s customers. The Alliance includes an agency agreement and a reinsurance agreement whereby the Company cedes a portion of the business back to CUNA Mutual.  In connection with the Alliance, the Company has a purchase option and CUNA Mutual has a put option, whereby the Company is obligated to purchase CUNA Mutual’s right to participate in future Program Services business at a specified price in the event of termination of the Alliance. The terms of the Alliance with CUNA Mutual were modified on May 19, 2014, whereby CUNA Mutual’s quota share percentage under the reinsurance agreement was reduced; the Alliance was extended through July 31, 2018 with an automatic three-year renewal (subject to the right of either party to give notice of nonrenewal); the termination rights for each party were modified, and the purchase price calculation was modified.  In consideration of these changes, State National paid contract modification expense of $17.8 million.

19. Earnings Per Share

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. Earnings per share have been adjusted to reflect a 736 for one stock split in the form of a stock dividend on June 23, 2014.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands, except for per share amounts)	2015	2014	2013

Numerator for both basic and diluted earnings per share:
Net income (loss)	$44,666	$11,013	$22,711

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	44,165,458	39,383,641	34,176,896

Dilutive effect of outstanding securities (determined using the treasury stock method)	23,135	6,214	—

Weighted-average common shares outstanding and potential common shares outstanding	44,188,593	39,389,855	34,176,896

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

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  During the year ended December 31, 2015, the Company purchased 1,788,640 shares of its common stock at an

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

aggregate purchase price including commissions of $17.3 million (including $2.8 million that was settled on January 4, 2016).  The excess cost of the repurchased shares over par value was charged to retained earnings.

A summary of common stock repurchases for the period January 1, 2016 through March 10, 2016 (subsequent to December 31, 2015) and for the year ended December 31, 2015 is as follows:

	January 1 -
($ in thousands, except share and per share data)	March 4, 2016	2015
Shares repurchased	173,521	1,788,640
Average price per share	$9.31	$9.62
Aggregate cost	$1,615	$17,203
Authorization remaining at end of period	$31,182	$32,797

21. Segment Information

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and business strategies.  The Company operates through three business segments of which the two operating segments are Program Services and Lender Services.  In the Program Services segment, the Company operates an issuing carrier (“fronting”) business that leverages our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide insurance capacity access to U.S. property and casualty insurance markets.  In the Lender Services segment, the Company specializes in providing collateral protection insurance, which insures automobiles held as collateral for loans made by financial institutions.  The other segment is the Corporate segment.  This segment consists of the investment portfolio, subordinated debentures, and includes rental income, investment income, interest expense, and corporate expenses.

The Company’s Corporate segment includes an asset for Property and equipment, net.  The depreciation of this asset is allocated to all segments based on estimated usage.  The depreciation allocated to the Lender Services segment was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The depreciation allocated to the Program Services segment was $343 thousand, $397 thousand and $286 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following is business segment information for the twelve months ended December 31, 2015, 2014 and 2013:

December 31, 2015
($ in thousands)	Program	Lender	Corporate	Total

Revenues:
Premiums earned	$(1)	$118,069	$—	$118,068
Commission income	—	1,465	—	1,465
Ceding fees	67,956	—	—	67,956
Net investment income	—	—	7,948	7,948
Realized net investment gains	—	—	1,888	1,888
Other income	—	1,498	125	1,623
Total revenues	67,955	121,032	9,961	198,948

Expenses:
Losses and loss adjustment expenses	1,987	53,766	—	55,753
Commissions	5	5,497	—	5,502
Taxes, licenses, and fees	14	3,116	—	3,130
General and administrative	12,446	39,837	10,695	62,978
Interest expense	—	—	2,031	2,031
Total expenses	14,452	102,216	12,726	129,394

Income (loss) before income taxes	53,503	18,816	(2,765)	69,554
Income tax expense	—	—	24,888	24,888
Net income (loss)	$53,503	$18,816	$(27,653)	$44,666

Supplemental Information:
Gross premiums written	$1,119,125	$145,962	$—	$1,265,087
Net premiums written	$(3)	$120,511	$—	$120,508

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2013
($ in thousands)	Program	Lender	Corporate	Total

Revenues:
Premiums earned	$(501)	$84,879	$—	$84,378
Commission income	—	2,031	—	2,031
Ceding fees	32,898	—	—	32,898
Net investment income	—	—	4,901	4,901
Realized net investment gains	—	—	1,764	1,764
Other income	3	1,101	1,427	2,531
Total revenues	32,400	88,011	8,092	128,503

Expenses:
Losses and loss adjustment expenses	465	31,625	—	32,090
Commissions	389	1,989	—	2,378
Taxes, licenses, and fees	10	2,584	—	2,594
General and administrative	11,010	36,020	6,388	53,418
Founder special compensation	—	—	10,202	10,202
Interest expense	—	—	2,323	2,323
Total expenses	11,874	72,218	18,913	103,005

Income (loss) before income taxes	20,526	15,793	(10,821)	25,498
Income tax expense/(benefit)	—	—	2,787	2,787
Net income (loss)	$20,526	$15,793	$(13,608)	$22,711

Supplemental Information:
Gross premiums written	$691,067	$118,898	$—	$809,965
Net premiums written	$(1,018)	$87,791	$—	$86,773

The following tables summarize the financial position of the Company’s segments as of December 31, 2015 and 2014.

December 31, 2015
($ in thousands)	Program	Lender	Corporate	Total

Assets:
Accounts receivable from agents, net	$23,869	$44	$—	$23,913
Reinsurance recoverable on paid losses	92	1,095	—	1,187
Reinsurance recoverables	1,904,605	7,055	—	1,911,660
Deferred income taxes, net	—	—	26,208	26,208
Goodwill and intangible assets, net	2,115	3,843	—	5,958
Other assets	4,423	4,557	410,412	419,392
Total assets	$1,935,104	$16,594	$436,620	$2,388,318

Liabilities:
Unpaid losses and loss adjustment expenses	$1,354,211	$10,563	$—	$1,364,774
Unearned premiums	554,425	31,023	—	585,448
Allowance for policy cancellations	—	59,610	—	59,610
Deferred ceding fees	29,119	—	—	29,119
Other liabilities	21,088	6,176	58,646	85,910
Total liabilities	$1,958,843	$107,372	$58,646	$2,124,861

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2014
($ in thousands)	Program	Lender	Corporate	Total

Assets:
Accounts receivable from agents, net	$18,349	$179	$—	$18,528
Reinsurance recoverable on paid losses	57	1,143	—	1,200
Reinsurance recoverables	1,650,205	6,329	—	1,656,534
Deferred income taxes, net	—	—	23,864	23,864
Goodwill and intangible assets, net	2,115	4,568	—	6,683
Other assets	7,245	4,051	373,659	384,955
Total assets	$1,677,971	$16,270	$397,523	$2,091,764

Liabilities:
Unpaid losses and loss adjustment expenses	$1,201,279	$8,626	$—	$1,209,905
Unearned premiums	451,993	28,131	—	480,124
Allowance for policy cancellations	—	55,500	—	55,500
Deferred ceding fees	23,612	—	—	23,612
Other liabilities	19,990	6,603	55,158	81,751
Total liabilities	$1,696,874	$98,860	$55,158	$1,850,892

22. Condensed Quarterly Financial Data - Unaudited

The following tables summarize our quarterly financial data:

	2015 Quarters Ended
($ in thousands)	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$46,129	$46,368	$51,151	$55,300
Total expenses	32,384	31,028	31,856	34,126
Income (loss) before income taxes	13,745	15,340	19,295	21,174

Income tax expense (benefit)	5,071	5,658	6,899	7,260
Net income (loss)	8,674	9,682	12,396	13,914

Basic earnings per share	$0.20	$0.22	$0.28	$0.32
Diluted earnings per share	0.20	0.22	0.28	0.32

	2014 Quarters Ended
($ in thousands)	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$35,527	$35,403	$40,571	$43,026
Total expenses	37,791	54,481	29,221	31,717
Income (loss) before income taxes	(2,264)	(19,078)	11,350	11,309

Income tax expense (benefit)	1,136	(19,685)	4,391	4,462
Net income (loss)	(3,400)	607	6,959	6,847

Basic earnings per share	$(0.10)	$0.02	$0.16	$0.15
Diluted earnings per share	(0.10)	0.02	0.16	0.15

The Company earns minimum ceding fees on certain programs based on estimates of annual premiums to be written for those programs that are subject to minimum premium levels and related ceding fees.  The company re-estimated its 2015 annual projection for such programs during the second, third and fourth quarters of 2015, which resulted in $1.3 million,

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

$1.9 million and $1.0 million of additional minimum ceding fees earned for the quarters ending June 30, 2015, September 30, 2015 and December 31, 2015, respectively.

For the year ended December 31, 2014, the Company’s non-recurring, unusual or infrequently occurring items recognized in total expenses included offering related expenses in connection with the private placement of its stock, founder special compensation expenses and contract modification expense related to the amendment to the Company’s alliance agreement with CUNA Mutual.  The effect of offering related expenses was $7.1 million, $1.1 million, and $603 thousand for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, respectively.  The effect of founder special compensation expenses was $11.2 million and $6.7 million for the quarters ended March 31, 2014 and June 30, 2014, respectively. The Company recognized contract modification expenses of $17.8 million for the quarter ended June 30, 2014.

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

Annual Schedules

State National Companies, Inc.
Parent Company Only

Balance Sheets
($ in thousands, except for per share information)

	December 31
	2015	2014
Assets
Cash and cash equivalents	$982	$57
Investment in subsidiaries	262,892	241,167
Income taxes receivable	—	57
Deferred income taxes, net	1,968	552
Other assets	533	717
Total assets	$266,375	$242,550

Liabilities
Income taxes payable	$11	$—
Other liabilities	2,873	—
Other payables, affiliate	34	1,678
Total liabilities	2,918	1,678

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,699,550 and 44,247,102 shares issued at December 31, 2015 and December 31, 2014, respectively)	43	44
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014)	—	—
Additional paid-in capital	224,719	220,577
Retained earnings	37,322	16,108
Accumulated other comprehensive income	1,373	4,143
Total shareholders’ equity	263,457	240,872
Total liabilities and shareholders’ equity	$266,375	$242,550

State National Companies, Inc.
Parent Company Only

Statements of Income
($ in thousands)

	Year Ended December 31,
	2015	2014	2013

Revenues:
Equity in earnings of subsidiaries	$48,896	$13,019	$22,711
Total revenues	48,896	13,019	22,711

Expenses:
General and administrative	6,503	3,086	—
Total expenses	6,503	3,086	—

Income before income taxes	42,393	9,933	22,711

Income taxes:
Current	(858)	(528)	—
Deferred	(1,415)	(552)	—

Net income	$44,666	$11,013	$22,711

State National Companies, Inc.
Parent Company Only

Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2015	2014	2013

Operating activities:
Net income	$44,666	$11,013	$22,711
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(48,896)	(13,019)	(22,711)
Deferred income taxes, net	(1,415)	(552)	—
Share-based compensation	4,142	2,012	—
Change in:
Income taxes receivable	68	(57)	—
Other assets	184	(717)	—
Other payables, affiliate	2,216	(8,328)	—
Net cash used in operating activities	965	(9,648)	—

Investing activities:
Capital contribution to subsidiary	—	(87,000)	—
Net cash used in investing activities	—	(87,000)	—

Financing activities:
Distributions received	3,500	16,239	15,295
Dividends paid	(3,540)	(16,683)	(15,295)
Proceeds from issuances of common stock	—	289,322	—
Costs directly attributable to issuance of common stock	—	(1,578)	—
Redemption of existing common stock	—	(190,595)	—
Net cash provided by financing activities	(40)	96,705	—

Net change in cash and cash equivalents	925	57	—
Cash and cash equivalents at beginning of year	57	—	—
Cash and cash equivalents at end of year	$982	$57	$—

State National Companies, Inc.

Supplementary Insurance Information

December 31, 2015		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$—	$1,354,211	$554,425	$(1)	$—	$1,987	$—	$12,446	$(3)
Lender	1,075	10,563	31,023	118,069	—	53,766	5,320	39,837	120,511
Corporate	—	—	—	—	7,948	—	—	10,695	—
Total	$1,075	$1,364,774	$585,448	$118,068	$7,948	$55,753	$5,320	$62,978	$120,508

December 31, 2014		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$—	$1,201,279	$451,993	$(4)	$—	$217	$—	$10,855	$(5)
Lender	1,036	8,626	28,131	96,654	—	40,604	4,966	38,995	99,079
Corporate	—	—	—	—	4,841	—	—	26,955	—
Total	$1,036	$1,209,905	$480,124	$96,650	$4,841	$40,821	$4,966	$76,805	$99,074

December 31, 2013		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$1	$1,009,068	$357,681	$(501)	$—	$465	$163	$11,010	$(1,018)
Lender	1,094	7,573	28,598	84,879	—	31,625	4,736	36,020	87,791
Corporate	—	—	—	—	4,901	—	—	16,590	—
Total	$1,095	$1,016,641	$386,279	$84,378	$4,901	$32,090	$4,899	$63,620	$86,773

State National Companies, Inc.

Supplementary Schedule of Allowance for Policy Cancellations

	Year Ended December 31,
($ in thousands)	2015	2014	2013

Beginning balance	$55,500	$39,623	$32,775
Additions	253,879	209,335	165,030
Deductions	(250,412)	(197,678)	(160,940)
Prior year development	643	4,220	2,758
Ending balance	$59,610	$55,500	$39,623

Allowance for policy cancellations is established based on estimates of expected future policy cancellations associated with new business written. Deductions are made as policy cancellations occur and return premiums are paid in subsequent months.  The allowance for policy cancellations in 2015, 2014, and 2013 included upward revisions to prior year estimates of $0.6 million, $4.2 million and $2.8 million, respectively. Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers. After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net negative impact to the balance sheet and the corresponding reduction in net income from the revised estimates in each of the years ending December 31, 2015, 2014, and 2013 was approximately $0.2 million, $2.2 million and $1.6 million, respectively.