Form 10-Q
period 2016-03-31
State National Companies, Inc.
filed 2016-05-09
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
(Common stock, $.001 par value)	42,704,712 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $335,664, $327,764, respectively)	$341,452	$329,522
Equity securities – available-for-sale, at fair value (cost – $4,001, $4,796, respectively)	4,670	5,544
Total investments	346,122	335,066

Cash and cash equivalents	38,244	51,770
Restricted cash and investments	3,716	3,717
Accounts receivable from agents, net	31,323	23,913
Reinsurance recoverable on paid losses	1,267	1,187
Deferred acquisition costs	872	1,075
Reinsurance recoverables	1,962,189	1,911,660
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	16,798	17,163
Interest receivable	2,040	2,158
Income taxes receivable	1,671	3,330
Deferred income taxes, net	23,499	26,208
Goodwill and intangible assets, net	5,778	5,958
Other assets	5,490	4,353
Total assets	$2,439,009	$2,387,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	March 31,	December 31,
	2016	2015
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,412,128	$1,364,774
Unearned premiums	583,843	585,448
Allowance for policy cancellations	54,317	59,610
Deferred ceding fees	29,877	29,119
Accounts payable to agents	2,104	2,458
Accounts payable to insurance companies	9,812	3,801
Debt, net	43,751	43,740
Other liabilities	30,198	35,151
Total liabilities	2,166,030	2,124,101

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,704,712 and 42,699,550 shares issued at March 31, 2016 and December 31, 2015, respectively)	43	43
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Additional paid-in capital	225,671	224,719
Retained earnings	42,823	37,322
Accumulated other comprehensive income	4,442	1,373
Total shareholders’ equity	272,979	263,457
Total liabilities and shareholders’ equity	$2,439,009	$2,387,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenues:
Premiums earned	$31,677	$29,284
Commission income	321	370
Ceding fees	16,244	14,144
Net investment income	2,040	1,681
Realized net investment gains (losses)	(638)	265
Other income	456	385
Total revenues	50,100	46,129

Expenses:
Losses and loss adjustment expenses	15,089	13,533
Commissions	1,697	1,497
Taxes, licenses, and fees	702	712
General and administrative	16,994	16,142
Interest expense	537	500
Total expenses	35,019	32,384

Income (loss) before income taxes	15,081	13,745

Income taxes:
Current tax expense (benefit)	4,354	5,244
Deferred tax expense (benefit)	1,057	(173)
	5,411	5,071
Net income (loss)	$9,670	$8,674

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.23	$0.20
Diluted earnings per share	0.23	0.20

Dividends, per share	$0.06	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net income (loss)	$9,670	$8,674

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	4,572	2,946
Tax effect on unrealized holding gains (losses) during the period	(1,600)	(1,031)
Less: reclassification adjustments for realized gains included in net income	149	(88)
Tax effect on reclassification adjustments for realized gains included in net income	(52)	31
Other comprehensive income (loss)	3,069	1,858

Total comprehensive income (loss)	$12,739	$10,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2014	$44	$220,577	$16,108	$4,143	$240,872
Stock-based compensation expense	—	4,142	—	—	4,142
Dividends declared	—	—	(6,196)	—	(6,196)
Repurchase of common stock	(1)	—	(17,256)	—	(17,257)
Net income (loss)	—	—	44,666	—	44,666
Other comprehensive income (loss), net of tax	—	—	—	(2,770)	(2,770)
Balance at December 31, 2015	43	224,719	37,322	1,373	263,457
Stock-based compensation expense	—	952	—	—	952
Dividends declared	—	—	(2,549)	—	(2,549)
Repurchase of common stock	—	—	(1,620)	—	(1,620)
Net income (loss)	—	—	9,670	—	9,670
Other comprehensive income (loss), net of tax	—	—	—	3,069	3,069
Balance at March 31, 2016	$43	$225,671	$42,823	$4,442	$272,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Operating activities
Net cash provided by (used in) operating activities	$(1,600)	$(437)

Investing activities
Purchase of investments	(27,558)	(20,596)
Proceeds from sale of investments	14,117	6,938
Proceeds from maturities and principal receipts	6,079	7,034
Proceeds from dispositions of property and equipment	20	55
Purchase of property and equipment	(111)	(103)
Net cash provided by (used in) investing activities	(7,453)	(6,672)

Financing activities
Dividends paid	(11)	—
Repurchase of common stock	(4,462)	—
Net cash provided by (used in) financing activities	(4,473)	—

Net change in cash and cash equivalents	(13,526)	(7,109)
Cash and cash equivalents at beginning of period	51,770	38,348
Cash and cash equivalents at end of period	$38,244	$31,239

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and all subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2015 and 2014.

The interim financial data as of March 31, 2016 and 2015 is unaudited.  However, in the opinion of the Company’s management (“Management”), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the results for the interim period.  The results of operations for the period ended March 31, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year.

Refer to “Summary of Significant Accounting Policies” in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 for information on accounting policies that we consider critical in preparing consolidated financial statements.

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

Income Taxes

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at March 31, 2016 and December 31, 2015.

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

In April 2015, the FASB issued an accounting standards update (ASU 2015-03), “Interest – Imputation of Interest” (Topic 835).  The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  The FASB therefore issued ASU 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015.  The Company adopted ASU 2015-03 for the current reporting period.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In January 2016, the FASB issued an accounting standards update (ASU 2016-01), “Recognition and Measurement of Financial Assets and Financial Liabilities” (Sub-Topic 825-10).  The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments are expected to improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income.  This ASU is effective for annual and interim periods beginning after December 15, 2017.  The Company is currently evaluating what impact this ASU will have on financial results and disclosures.

In February 2016, the FASB issued an accounting standards update (ASU 2016-02), “Leases” (Topic 842) that requires lessees to put most leases on their balance sheets but recognize expenses on their income statements.  The FASB is issuing this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted.  The Company does not plan to early adopt and is currently evaluating what impact this ASU will have on financial results and disclosures.

In March 2016, the FASB issued an accounting standards update (ASU 2016-08), “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”  The new standard requires an entity to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer.  An entity is a principal and therefore records revenue on a gross basis if it controls the promised good or service before transferring the good or service to the customer.  An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services.  The amendments clarify how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer.  This ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard which is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  The Company is currently evaluating what impact, if any, this ASU will have on financial results and disclosures.

In March 2016, the FASB issued an accounting standards update, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC).  Instead, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur.  In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them.  The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company prospectively adopted the provisions of this ASU for the current reporting period and the impact was immaterial to financial results.  There would have been no impact to prior periods.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Reclassifications

The Company adopted ASU 2015-03, “Interest – Imputation of Interest” for the current reporting period.  Presentation of “Other Assets” and “Debt, net” on the prior year balance sheet have been retrospectively adjusted to reflect the adoption of this ASU.  The 2015 presentation of each line was adjusted by $760 thousand to reflect the netting of unamortized debt issuance costs.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
March 31, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$21,623	$527	$(1)	$22,149
Government agency	1,914	45	—	1,959
State and municipality	60,308	2,366	(14)	62,660
Industrial and miscellaneous	142,985	3,336	(2,450)	143,871
Residential mortgage-backed	82,661	1,929	(294)	84,296
Commercial mortgage-backed	23,383	536	(5)	23,914
Redeemable preferred stock	2,790	27	(214)	2,603
Total fixed-maturity securities	335,664	8,766	(2,978)	341,452

Equity securities
Non-redeemable preferred stock	3,989	356	(52)	4,293
Common stock	12	365	—	377
Total equity securities	4,001	721	(52)	4,670
Total investments	$339,665	$9,487	$(3,030)	$346,122

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$18,890	$124	$(35)	$18,979
Government agency	2,025	31	(7)	2,049
State and municipality	68,461	1,895	(14)	70,342
Industrial and miscellaneous	132,797	2,139	(2,618)	132,318
Residential mortgage-backed	80,566	1,213	(793)	80,986
Commercial mortgage-backed	22,235	68	(150)	22,153
Redeemable preferred stock	2,790	16	(111)	2,695
Total fixed-maturity securities	327,764	5,486	(3,728)	329,522

Equity securities
Non-redeemable preferred stock	4,012	422	(69)	4,365
Common stock	784	414	(19)	1,179
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$2,849	$(1)	$—	$—	$2,849	$(1)
State and municipality	—	—	367	(14)	367	(14)
Industrial and miscellaneous	35,651	(2,051)	4,993	(399)	40,644	(2,450)
Residential mortgage-backed	839	(5)	16,168	(289)	17,007	(294)
Commercial mortgage-backed	951	(3)	248	(2)	1,199	(5)
Redeemable preferred stock	940	(132)	269	(82)	1,209	(214)
Total fixed-maturity securities	$41,230	$(2,192)	$22,045	$(786)	$63,275	$(2,978)

Equity securities
Non-redeemable preferred stock	2,083	(52)	—	—	2,083	(52)
Total equity securities	2,083	(52)	—	—	2,083	(52)
	$43,313	$(2,244)	$22,045	$(786)	$65,358	$(3,030)

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$2,757	$(23)	$1,290	$(12)	$4,047	$(35)
Government agency	665	(7)	—	—	665	(7)
State and municipality	405	(1)	369	(13)	774	(14)
Industrial and miscellaneous	74,782	(2,139)	2,440	(479)	77,222	(2,618)
Residential mortgage-backed	31,090	(258)	13,227	(535)	44,317	(793)
Commercial mortgage-backed	13,317	(147)	413	(3)	13,730	(150)
Redeemable preferred stock	1,020	(51)	292	(60)	1,312	(111)
Total fixed-maturity securities	$124,036	$(2,626)	$18,031	$(1,102)	$142,067	$(3,728)

Equity securities
Non-redeemable preferred stock	2,067	(69)	—	—	2,067	(69)
Common stock	753	(19)	—	—	753	(19)
Total equity securities	2,820	(88)	—	—	2,820	(88)
	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.  Management believes that the temporary impairments are primarily the result of widening credit spreads resulting from a decline in commodity prices.  Management believes that despite the wider credit spreads, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options allowing them to manage through this period of lower commodity prices.  There were 125 securities in an unrealized loss position at March 31, 2016.  Over 74% of these investments were investment-grade at March 31, 2016.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities for the three months ended March 31, 2016 and 2015 were $14.1 million and $6.9 million, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table presents the Company’s gross realized gains (losses) for the periods ended March 31:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2016	2015
Realized gains:
Fixed-maturity securities	$296	$346
Equity securities	57	16
Gross realized gains	353	362
Realized losses:
Fixed-maturity securities	(675)	(97)
Equity securities	(226)	—
Other-than-temporary impairment losses on fixed-maturity securities	(90)	—
Gross realized losses	(991)	(97)
Net realized investment gains (losses)	$(638)	$265

The Company had no non-cash exchanges of investment securities for the three months ended March 31, 2016 and three non-cash exchanges for the three months ended March 31, 2015.  Non-cash consideration received and gains for these exchanges was $1.0 million and $40 thousand for the three months ended March 31, 2015.  Gains are reflected in “Realized net investment gains” in the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of March 31, 2016:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$9,963	$10,093
Due after one year through five years	114,710	115,849
Due after five years through ten years	94,102	96,733
Due after ten years	10,845	10,567
Residential mortgage-backed securities	82,661	84,296
Commercial mortgage-backed securities	23,383	23,914
	$335,664	$341,452

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $0.9 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.27% of the Company’s total investments as of March 31, 2016.  The Company does not own mortgage derivatives.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net investment income for the periods ended March 31, consists of the following:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2016	2015

Interest on investments	$2,149	$1,821
Dividends	116	29
Gross investment income	2,265	1,850
Investment expenses	(225)	(169)
Net investment income	$2,040	$1,681

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (“SNIC”), National Specialty Insurance Company (“NSIC”) and United Specialty Insurance Company (“USIC”) are required to maintain deposits in various states where they are licensed to operate.  These deposits consisted of fixed-maturity securities at fair values totaling $71.3 million and $53.5 million at March 31, 2016 and December 31, 2015, respectively.

The Company holds convertible securities with embedded derivatives.  The embedded derivative is bifurcated from the host contract if all of the following criteria are met: the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings; the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.  These embedded derivatives are presented together with the host contract and carried at estimated fair value.  Changes in the estimated fair value of the embedded derivatives are reflected in “Realized net investment gains” in the condensed consolidated statements of income, while changes in the estimated fair value of the underlying fixed maturity securities are reflected in “Unrealized holding gains (losses)” in the condensed consolidated statements of comprehensive income.  Net losses recognized in the condensed consolidated statements of income related to embedded derivatives was $0.7 million for the three month period ended March 31, 2016.

3. Income Tax Provision

The Company computes its provision for income taxes in interim periods by applying its estimated annual effective tax rate against income (loss) before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The magnitude of the impact that discrete items have on the Company’s quarterly effective tax rate is dependent on the level of income in the period.  A reconciliation of federal income tax expense

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

computed by applying the federal statutory tax rate to income (loss) before income taxes for the three month periods ended March 31 is as follows:

	2016		2015
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$5,278	35.0%	$4,811	35.0%
Tax-exempt income	(96)	(0.6)	(94)	(0.7)
State income taxes	268	1.8	392	2.9
Other	(39)	(0.3)	(38)	(0.3)
Total income tax expense (benefit)	$5,411	35.9%	$5,071	36.9%

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

	March 31,	December 31,
($ in thousands)	2016	2015
Ceded unearned premiums	$562,678	$559,638
Ceded loss and loss adjustment expense reserves	1,399,511	1,352,022
Total reinsurance recoverables	1,962,189	1,911,660
Secured reinsurance recoverables	(1,499,098)	(1,527,335)
Unsecured reinsurance recoverables	$463,091	$384,325

The fair value of all collateral held by SNIC, NSIC and USIC for reinsurers for whom we require collateral is approximately 142% of the related reinsurance recoverables as of March 31, 2016, with the lowest ratio for any reinsurer being 105%.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

March 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$22,149	$—	$22,149
Government agency	—	1,959	—	1,959
State and municipality	—	62,660	—	62,660
Industrial and miscellaneous	—	143,871	—	143,871
Residential mortgage-backed	—	84,296	—	84,296
Commercial mortgage-backed	—	23,914	—	23,914
Redeemable preferred stock	—	2,603	—	2,603
Total fixed-maturity securities	—	341,452	—	341,452

Equity securities
Non-redeemable preferred stock	—	4,293	—	4,293
Common stock	—	377	—	377
Total equity securities	—	4,670	—	4,670
Total investments	$—	$346,122	$—	$346,122

December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$18,979	$—	$18,979
Government agency	—	2,049	—	2,049
State and municipality	—	70,342	—	70,342
Industrial and miscellaneous	—	132,318	—	132,318
Residential mortgage-backed	—	80,986	—	80,986
Commercial mortgage-backed	—	22,153	—	22,153
Redeemable preferred stock	—	2,695	—	2,695
Total fixed-maturity securities	—	329,522	—	329,522

Equity securities
Non-redeemable preferred stock	—	4,365	—	4,365
Common stock	—	1,179	—	1,179
Total equity securities	—	5,544	—	5,544
Total investments	$—	$335,066	$—	$335,066

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of embedded derivatives included in Level 2 securities was $8.1 million and $8.6 million at March 31, 2016 and December 31, 2015, respectively.

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending March 31, 2016 and December 31, 2015.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at March 31, 2016 and December 31, 2015.

6. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  The Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended March 31, 2016 and 2015 was $409 thousand and  $347 thousand, respectively.

7. Stock-based Payments

On May 29, 2014, the Company’s shareholders approved the 2014 Long-Term Incentive Plan (“2014 Plan”), which provides for an aggregate of 4.4 million shares of common stock that may be issued to employees and non-employee directors.  Awards under the 2014 Plan may be in the form of stock options (including incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code and non-statutory stock options), restricted stock, restricted stock units, stock appreciation rights and performance units.

The fair value of the restricted shares granted is determined based on the most recent trading price of the stock as of the grant date.  The fair value of each stock option grant is established on the grant date using the Black-Scholes option pricing model.  There were no options granted during the three month period ended March 31, 2015.  The Company granted 500,000 options during the three month period ended March 31, 2016 with the following weighted-average assumptions.  The expected volatility is 26.53%, based on historical volatility of similar entities that are publicly traded for a period equal to the expected term.  The estimated term of the options, all of which expire ten years after the grant date, is 5.5 years based on expected behavior of the group of option holders.  The assumed risk-free interest rate is 1.25%, based on rates for U.S. Treasury Notes with maturity dates corresponding to the estimated term of the options on the date of grant.  The assumed dividend yield is 2.44% and no forfeitures are expected.

Compensation expense for all share-based compensation was $952 thousand and $766 thousand for the three months ended March 31, 2016 and 2015 respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the Company’s restricted shares and stock options activity for the three months ended March 31, 2016 and 2015 is shown below:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
March 31, 2016	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	144,362	$10.05	1,855,918	$3.22
Granted	195,835	12.14	500,000	1.91
Forfeited	—	—	—	—
Vested	—	—	—	—
Nonvested at end of period	340,197	11.25	2,355,918	2.94

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
March 31, 2015	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	12,000	$10.00	2,783,873	$3.22
Granted	230,060	9.98	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Nonvested at end of period	242,060	9.98	2,783,873	3.22

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

The Company’s writings in California, Texas, New York and Florida comprised 56% and 53% of gross premiums written for the periods ending March 31, 2016 and 2015, respectively. The four largest reinsurers with unsecured reinsurance recoverables, all of which are rated A or higher by A.M. Best, accounted for approximately 14%, 12%, 11%, and 6% of the Company’s unsecured reinsurance recoverables at March 31, 2016.

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

The Company has a Collateral Protection Alliance (the “Alliance”) with CUMIS Insurance Society, Inc., a subsidiary of CUNA Mutual, to administer and write CPI business for CUNA Mutual’s customers.  The Alliance includes an agency

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

agreement and a reinsurance agreement whereby the Company cedes a portion of the business back to CUNA Mutual.  In connection with the Alliance, the Company has a purchase option and CUNA Mutual has a put option, whereby the Company is obligated to purchase CUNA Mutual’s right to participate in future program business at a specified price in the event of termination of the Alliance.

10. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended
	March 31,	March 31,
($ in thousands, except for per share amounts)	2016	2015

Numerator for both basic and diluted earnings per share:
Net income (loss)	$9,670	$8,674

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	42,343,357	44,235,102

Dilutive effect of outstanding securities (determined using the treasury stock method)	53,356	12,000

Weighted-average common shares outstanding and potential common shares outstanding	42,396,713	44,247,102

11. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2016	2015
Revenues:
Program	$16,244	$14,133
Lender	32,446	30,016
Corporate	1,410	1,980
Consolidated revenues	$50,100	$46,129

Income (loss) before income taxes:
Program	$12,618	$10,581
Lender	4,869	4,520
Corporate	(2,406)	(1,356)
Consolidated income (loss) before income taxes	$15,081	$13,745

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes the financial assets of the Company’s segments as of the periods indicated:

	March 31,	December 31,
($ in thousands)	2016	2015
Assets:
Program	$1,994,097	$1,935,104
Lender	14,471	15,834
Corporate	430,441	436,620
	$2,439,009	$2,387,558

12. Common Stock

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016. Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  During the three months ended March 31, 2016, the Company purchased 173,521 shares of its common stock at an aggregate purchase price including commissions of $1.6 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

13. Debt

The Company has three statutory business trusts (the “Trusts”) that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The Trusts used the proceeds from these offerings, together with the equity proceeds received from the Company upon their initial formation to purchase variable-rate subordinated debentures issued by the Company.  All voting securities of the Trusts are owned by the Company, and the debentures are the sole assets of the trusts.  The Trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  The Company does not have a variable interest in the Trusts and therefore does not consolidate the Trusts.  These debentures’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  All of the debentures mature between 2032 and 2034 and are reflected net of debt issuance costs in the condensed consolidated balance sheets.

On March 31, 2016, the Company, through its subsidiary T.B.A. Insurance Group, Ltd. (“TBA”), entered into a loan agreement (“credit agreement”), which provides for a secured revolving credit facility in an aggregate principal amount of $15 million.  The credit agreement matures on April 30, 2018.  Under the credit agreement, TBA may request advances up to the aggregate amount of the unused commitment under the credit facility, on a revolving basis, prior to the maturity of the credit agreement.  Borrowings under the credit agreement will bear interest at a variable rate equal to LIBOR plus 1.85% per annum; provided, however, that LIBOR shall be subject to a floor of 0.15%.  TBA shall also pay a commitment fee on the daily average unused commitment amount for the period running from the closing date to the maturity date at a rate of 0.25% per annum.  The credit agreement contains customary representations, warranties, covenants, and events of default, as well as a financial covenant requiring TBA and the Company to maintain a consolidated tangible net worth of at least $150 million. TBA’s obligations under the credit agreement are guaranteed by the Company and are secured by a securities account in the name of TBA and maintained with the creditor, in which TBA must maintain assets with a market value of at least $25 million.

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

Forward-looking statements involve inherent risks and uncertainties that are difficult to predict and many of which are beyond the Company’s control.  The Company cautions readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements, and other written communications, as well as oral statements made from time to time by representatives of the Company.  These and other important factors, including those contained in Item 1A, "Risk Factors” in the 2015 Annual Report on Form 10-K, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements contained in this Form 10-Q speak only as of the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a leading specialty provider of property and casualty insurance operating in two niche markets across the United States.  In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market in exchange for ceding fees.  In our Lender Services segment, we specialize in providing collateral protection insurance “CPI”, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier (“fronting”) capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers.  As such, this segment generates very large gross premiums with no net premiums (except for the run-off of the retained business as described below).  In many cases, we hold significant collateral to secure the associated reinsurance recoverables.  Furthermore, to the extent funds related to settling balances

(premiums, commissions and losses) between the GAs and the reinsurers are not the obligation of the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts.  In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

Our Lender Services segment generates premiums primarily from providing collateral protection insurance  or CPI to our credit union, bank and specialty finance company clients.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan.  Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan.  Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.

Recent Developments

On March 31, 2016, the Company, through its subsidiary T.B.A. Insurance Group, Ltd. (“TBA”), entered into a loan agreement (“credit agreement”), which provides for a secured revolving credit facility in an aggregate principal amount of $15 million.  TBA expects to use the proceeds of any borrowings under the credit agreement as needed to provide short term liquidity.

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase of up to $50 million in shares of the Company's common stock through December 31, 2016.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  During the three months ended March 31, 2016, the Company purchased 173,521 shares of its common stock at an aggregate purchase price including commissions of $1.6 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

Factors Affecting Our Operating Results

Trending Market Opportunities.  We believe that macroeconomic conditions will provide us with growth opportunities in each of our business segments.  Increasing automobile sales should expand lenders’ loan portfolios to improve our Lender Services results.  Over the past decade, alternative capital has been entering the reinsurance market at an accelerating pace.  This influx of capital has had the effect of compressing rates for reinsurance, which in the past was primarily written to reinsure catastrophe-exposed property insurance.  These lower reinsurance rates are now driving industry capital to seek opportunity in U.S. primary insurance markets for both property and casualty lines.  These market dynamics should provide growth opportunities in our Program Services segment.

In our Lender Services business, we believe that organic growth from our existing lender clients will be driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan sizes and an aging U.S. automobile fleet.  We expect that new sales from our alliance with CUNA Mutual and potential new business from banks and specialty finance companies will produce additional premiums.

We believe that the increased role of capital market alternatives to reinsurance, including the capitalization of hedge fund-backed reinsurers and the availability of capital in the non-U.S. reinsurance market, is driving demand for our Program Services, as these firms typically do not have direct access to the U.S. insurance market.  We are well positioned to meet this demand due to our highly rated and broadly licensed insurance subsidiaries in addition to our proven model to provide fronting for a fee.

We currently have a significant program with Nephila Capital, Ltd. (“Nephila”) under which we granted Nephila the exclusive right to utilize the Company as issuing carrier for U.S. catastrophe exposed property insurance from 2015 through 2019.  Nephila is a hedge fund with approximately $11 billion in assets under management that participates in the market for catastrophe exposed property business.  In exchange for this exclusive right, Nephila has agreed to pay State National contractual minimum ceding fees totaling $51.5 million through 2019. The minimum ceding fees are subject to State National maintaining its “A” A.M. Best rating and potential reductions to the extent that State National is unable to provide production year capacity or is otherwise constrained from writing premium.  Also, under certain circumstances, Nephila may terminate the exclusivity, which would reduce the contractual minimum ceding fees to a total of $32.5 million for 2016 through 2019.  In the event of such a termination, State National would have the ability to write the catastrophe exposed property business for other capacity providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees.”  For the three months ended March 31, 2016, ceding fees earned for this program were $2.3 million.  In addition, State National and Nephila have an alliance under which State National will use commercially reasonable efforts to acquire one admitted and one non-admitted property and casualty insurance shell company, which will be used exclusively to write the direct business produced by Nephila.  Nephila will have a three year option to purchase these companies beginning three years after the shell companies first write premium. In the event that the option is exercised, contractual minimum payments to State National will extend for an additional two years.  State National expects to begin acquiring the shell companies during 2016.

In addition, downgrades of insurance companies may create increased demand for our fronting capacities.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (“MIG”), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance Company.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  Ceding fees earned were $3.9 and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.  On July 7, 2015, Meadowbrook announced the completion of the acquisition of Meadowbrook by Fosun International Limited.  We have amended our contract with Meadowbrook to extend the term through at least 2017, and by securing contractual minimum ceding fees of $12.5 million and $10.0 million for 2016 and 2017, respectively.

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of March 31, 2016, we had net reserves of $4.4 million related to this business.

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

Commissions.  Substantially all commission expenses are related to our Lender Services segment.  A significant portion of these amounts are paid to financial institutions as a means to reimburse the financial institution for costs associated with operating a CPI program.  These commissions are partially offset by a 21% ceding commission received under our quota reinsurance agreement with CUNA Mutual and the reimbursement we received from CUNA Mutual for 30% of direct commissions and other reimbursable expenses paid to accounts.  The ceding commission compensates us for expenses, such as underwriting and policy acquisition expenses, that we incur in connection with the writing of the ceded business.

General and administrative expense.  General and administrative expense is composed of all other operating expenses, including various departmental salaries and benefits expense for employees.  General and administrative expense also includes expenses related to our office space, postage, telephone and information technology charges, as well as legal and auditing fees and corporate travel.  In addition, general and administrative expense includes those charges that are related to the amortization of tangible and intangible assets.

Stock-based compensation expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for awards that are settled in equity is recognized on a straight line pro rata basis over the vesting period.  Stock-based compensation expense was approximately $1.0 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Ratios

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium.  Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services.  As a result, we are able to produce significant premium volume with only minimal operating expenses.  In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  For the three months ended March 31, 2016 and 2015, our ratio of operating expenses to gross premiums written, or program gross expense ratio, was 1.1% and 1.2%, respectively.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

Gross leverage.  Gross leverage for the Company is the ratio of gross written premiums and gross liabilities to surplus.  A significant portion of our capital is used to support the gross premium and insurance liabilities in our Program Services segment.  Because we retain virtually no risk other than the credit risk of the capacity providers and we maintain strict credit underwriting standards, broad indemnification agreements and collateral requirements we are able to maintain significant ceded reinsurance business on a relatively small amount of capital compared to our peers.  For the year ended December 31, 2015, our gross leverage ratio was 14 to 1.  Our objective is to produce a total company gross leverage ratio of between 13 to 1 and 15 to 1.

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net loss and LAE incurred to net premiums earned. For the three months ended March 31, 2016 and 2015, our net loss ratio was 46.0% and 44.8%, respectively.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the three months ended March 31, 2016 and 2015, our net expense ratio was 41.0% and 42.2%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the three months ended March 31, 2016 and 2015, our net combined ratio was 87.0% and 87.0%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our return on equity at December 31, 2015 was 17.7%. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios.  Our financial leverage ratio at March 31, 2016 was 16.0%, as compared to 16.6% at December 31, 2015.  Our objective is to maintain a financial leverage ratio in the range of 20% to 40% over the long-term.

Critical Accounting Estimates

Our consolidated financial statements include amounts that, either by their nature or due to the requirements of generally accepted accounting principles in the U.S. (“GAAP”), are determined using estimates and assumptions.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances.  While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.  We believe the items that require the most subjective and complex estimates are: unpaid losses and loss adjustment expense reserves, allowance for policy cancellations, unearned premium reserve, reinsurance recoverable, valuation of our investment portfolio, assessment of other-than-temporary impairments (“OTTI”) and minimum ceding fees.

There were no significant changes to our critical accounting policies and estimation processes during the three months ended March 31, 2016.  Our critical accounting policies and estimation processes are described in our audited consolidated financial statements and the related notes in the Company’s 2015 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended
	March 31,
($ in thousands)	2016	2015

Revenues:
Premiums earned	$31,677	$29,284
Commission income	321	370
Ceding fees	16,244	14,144
Net investment income	2,040	1,681
Realized net investment gains (losses)	(638)	265
Other income	456	385
Total revenues	50,100	46,129

Expenses:
Losses and loss adjustment expenses	15,089	13,533
Commissions	1,697	1,497
Taxes, licenses, and fees	702	712
General and administrative	16,994	16,142
Interest expense	537	500
Total expenses	35,019	32,384

Income (loss) before income taxes	15,081	13,745

Income taxes:
Current tax expense (benefit)	4,354	5,244
Deferred tax expense (benefit)	1,057	(173)
	5,411	5,071
Net income (loss)	$9,670	$8,674

Consolidated Results of Operations for the Three Months Ended March 31, 2016 compared with the Three Months Ended March 31, 2015

Premiums earned.  Premiums earned increased by $2.4 million, or 8.2%, from $29.3 million for the three months ended March 31, 2015 to $31.7 million for the three months ended March 31, 2016.  This increase was due to an increase in Lender Services premiums earned.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Ceding fees.  Ceding fees increased by $2.1 million, or 14.8%, from $14.1 million for the three months ended March 31, 2015 to $16.2 million for the three months ended March 31, 2016, primarily due to an increase in Program gross earned premium.  Program Services gross earned premiums increased from $232.9 million for the three months ended March 31, 2015 to $267.0 million for the three months ended March 31, 2016, resulting in an increase in premium related ceding fees of $1.6 million from new and existing accounts.  Capacity fees increased $0.5 million for the three months ended March 31, 2016 compared to March 31, 2015.

Investment income.  Investment income increased by $0.3 million, from $1.7 million for the three months ended March 31, 2015 to $2.0 million for the three months ended March 31, 2016, due in part to an increase in bond holdings.

Realized net investment gains (losses).  Realized net investment gains decreased by $0.9 million, from a gain of $0.3 million for the three months ended March 31, 2015 to a loss of $0.6 million for the three months ended March 31, 2016.  The loss for the three months ended March 31, 2016 is primarily a result of market volatility during the quarter, which caused a decline in the value of our convertible securities.

Losses and loss adjustment expenses.  Losses and LAE increased by $1.6 million, from $13.5 million for the three months ended March 31, 2015 to $15.1 million for the three months ended March 31, 2016, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity for Lender Services.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $0.2 million, from $1.5 million for the three months ended March 31, 2015 to $1.7 million for the three months ended March 31, 2016, primarily due to an increase in Lender Services direct commissions related to the growth in direct premiums earned.

General and administrative expense.  General and administrative expense increased by $0.9 million or 5.3%, from $16.1 million for the three months ended March 31, 2015 to $17.0 million for the three months ended March 31, 2016, primarily due to compensation expense.

Current tax expense (benefit).    Current tax expense decreased by $0.8 million, from $5.2 million for the three months ended March 31, 2015 to $4.4 million for the three months ended March 31, 2016, primarily due to the increase in deductible compensation expense.

Deferred tax expense (benefit).  Deferred tax expense increased $1.3 million, from a benefit of $0.2 million for the three months ended March 31, 2015 to an expense of $1.1 million for the three months ended March 31, 2016, primarily due to changes in temporary differences related to stock and deferred compensation plans.

Program Services Segment - Results of Operations

	Three Months Ended
	March 31,
($ in thousands)	2016	2015

Revenues:
Premiums earned	$—	$(11)
Ceding fees	16,244	14,144
Total revenues	16,244	14,133

Expenses:
Losses and loss adjustment expenses	509	414
Commissions	1	—
Taxes, licenses, and fees	8	5
General and administrative	3,108	3,133
Total expenses	3,626	3,552

Income (loss) before income taxes	$12,618	$10,581

Program gross expense ratio	1.1%	1.2%
Gross premiums written	$271,026	$264,912
Gross premiums earned	$267,025	$232,933

Program Services Segment Results of Operations for the Three Months Ended March 31, 2016 compared with the Three Months Ended March 31, 2015

Ceding fees.  Ceding fees increased by $2.1 million, or 14.8%, from $14.1 million for the three months ended March 31, 2015 to $16.2 million for the three months ended March 31, 2016, primarily due to an increase in Program gross earned premium.  Program Services gross earned premiums increased from $232.9 million for the three months ended March 31, 2015 to $267.0 million for the three months ended March 31, 2016, resulting in an increase in premium related ceding fees of $1.6 million from new and existing accounts.  Capacity fees increased $0.5 million for the three months ended March 31, 2016 compared to March 31, 2015.

Lender Services Segment — Results of Operations

	Three Months Ended
	March 31,
($ in thousands)	2016	2015

Revenues:
Premiums earned	$31,677	$29,295
Commission income	321	370
Other income	448	351
Total revenues	32,446	30,016

Expenses:
Losses and loss adjustment expenses	14,580	13,119
Commissions	1,696	1,497
Taxes, licenses, and fees	694	707
General and administrative	10,607	10,173
Total expenses	27,577	25,496

Income (loss) before income taxes	$4,869	$4,520

Net loss ratio	46.0%	44.8%
Net expense ratio	41.0%	42.2%
Net combined ratio	87.0%	87.0%

Gross premiums written	$32,459	$32,649
Net premiums written	$27,032	$26,882

Lender Services Segment Results of Operations for the Three Months Ended March 31, 2016 compared with the Three Months Ended March 31, 2015

Premiums earned.  Premiums earned increased by $2.4 million, or 8.1%, from $29.3 million for the three months ended March 31, 2015 to $31.7 million for the three months ended March 31, 2016.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan sizes.

Losses and loss adjustment expenses.  Losses and LAE increased by $1.5 million or 11.1%, from $13.1 million for the three months ended March 31, 2015 to $14.6 million for the three months ended March 31, 2016, which is partly the result of increased exposure due to higher earned premiums and an increase in claim frequency and severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

Commissions.  Commission expense increased by $0.2 million, from $1.5 million for the three months ended March 31, 2015 to $1.7 million for the three months ended March 31, 2016, due to primarily an increase in direct commissions related to the growth in direct premiums.

General and administrative expense.  General and administrative expense increased by $0.4 million or 4.3%, from $10.2 million for the three months ended March 31, 2015 to $10.6 million for the three months ended March 31, 2016, primarily due to compensation expense.

Corporate Segment — Results of Operations

	Three Months Ended
	March 31,
($ in thousands)	2016	2015

Revenues:
Net investment income	$2,040	$1,681
Realized net investment gains (losses)	(638)	265
Other income	8	34
Total revenues	1,410	1,980

Expenses:
General and administrative	3,279	2,836
Interest expense	537	500
Total expenses	3,816	3,336

Income (loss) before income taxes	(2,406)	(1,356)

Income tax expense (benefit)	5,411	5,071

Net income (loss)	$(7,817)	$(6,427)

Corporate Segment Results of Operations for the Three Months Ended March 31, 2016 compared with the Three Months Ended March 31, 2015

Investment income.  Investment income increased by $0.3 million, from $1.7 million for the three months ended March 31, 2015 to $2.0 million for the three months ended March 31, 2016, due in part to an increase in bond holdings.

Realized net investment gains (losses).  Realized net investment gains decreased by $0.9 million, from a gain of $0.3 million for the three months ended March 31, 2015 to a loss of $0.6 million for the three months ended March 31, 2016.  The loss for the three months ended March 31, 2016 is primarily a result of market volatility during the quarter, which caused a decline in the value of our convertible securities.

General and administrative expense.  General and administrative expense increased by $0.5 million, from $2.8 million for the three months ended March 31, 2015 to $3.3 million for the three months ended March 31, 2016, primarily due to an increase in compensation expense.

Income tax expense.  Income tax expense increased by $0.3 million, from $5.1 million for the three months ended March 31, 2015 to $5.4 million for the three months ended March 31, 2016, primarily due to changes in temporary differences related to stock and deferred compensation plans.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of March 31, 2016, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 12.2% of the portfolio at March 31, 2016, compared to 12.1% at December 31, 2015.  The average duration, excluding convertible securities, was approximately 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors.  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
March 31, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$335,664	$8,766	$(2,978)	$341,452
Total equity securities	4,001	721	(52)	4,670
Total investments	$339,665	$9,487	$(3,030)	$346,122

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$327,764	$5,486	$(3,728)	$329,522
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

The table below summarizes the credit quality of our fixed-maturity securities as of March 31, 2016, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$21,623	$22,149	6.49%
AAA	90,630	92,901	27.21%
AA, AA+, AA-	119,302	122,067	35.75%
A, A+, A-	39,290	40,313	11.81%
BBB, BBB+, BBB-	45,544	45,883	13.44%
BB+ and lower	19,275	18,139	5.30%
Total	$335,664	$341,452	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of March 31, 2016, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$9,963	$10,093
Due after one year through five years	114,710	115,849
Due after five years through ten years	94,102	96,733
Due after ten years	10,845	10,567
Residential mortgage-backed securities	82,661	84,296
Commercial mortgage-backed securities	23,383	23,914
	$335,664	$341,452

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$41,230	$(2,192)	$22,045	$(786)	$63,275	$(2,978)
Total equity securities	2,083	(52)	—	—	2,083	(52)
Total investments	$43,313	$(2,244)	$22,045	$(786)	$65,358	$(3,030)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$124,036	$(2,626)	$18,031	$(1,102)	$142,067	$(3,728)
Total equity securities	2,820	(88)	—	—	2,820	(88)
Total investments	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

There were 125 and 237 securities at March 31, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of widening credit spreads resulting from a decline in commodity prices.  Management believes that despite the wider credit spreads, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options allowing them to manage through this period of lower commodity prices.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $71.3 million and $53.5 million at March 31, 2016 and December 31, 2015, respectively.  The increase in the amounts on deposit at March 31, 2016 is primarily due to an increase in the required deposits for workers’ compensation business.

Fair value of financial instruments.  ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value;

therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are all considered level 2 investments.

Liquidity

We are organized as a holding company with three domestic insurance company subsidiaries, as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fees, investment income and proceeds from sales and maturities of investments.  Our primary uses of operating funds include payments of claims and operating expenses.  We pay claims using cash flow from operations and invest our excess cash primarily in fixed-income securities.  We expect that projected cash flows from operations and our revolving credit facility will provide us with sufficient liquidity to fund our anticipated growth and to pay claims and operating expenses, interest on debt facilities and other holding company expenses for the foreseeable future.  However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term.  If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.  We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

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

The following table is a summary of our consolidated statements of cash flows:

	Three Months Ended
	March 31,
($ in thousands)	2016	2015

Cash and cash equivalents provided by (used in):
Operating activities	$(1,600)	$(437)
Investing activities	(7,453)	(6,672)
Financing activities	(4,473)	—
Net change in cash and equivalents	$(13,526)	$(7,109)

Comparison of Three Months Ended March 31, 2016 and 2015

Net cash used in operating activities was $1.2 million higher for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The increase is primarily due an increase in Lender Services losses paid.

Net cash used in financing activities increased $4.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the settlement of stock repurchases in 2016.

Other Material Changes in Financial Position

	March 31,	December 31,
($ in thousands)	2016	2015
Selected Assets:
Accounts receivable from agents, net	$31,323	$23,913
Reinsurance recoverable on paid losses	1,267	1,187
Reinsurance recoverables	1,962,189	1,911,660
Goodwill and intangible assets, net	5,778	5,958
Deferred income taxes, net	23,499	26,208

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,412,128	$1,364,774
Unearned premiums	583,843	585,448
Allowance for policy cancellations	54,317	59,610
Deferred ceding fees	29,877	29,119
Debt, net	43,751	43,740
Other liabilities	30,198	35,151

Accounts receivable from agents, net.  This balance reflects ceding fees, premiums and premium taxes receivable. During the three months ended March 31, 2016, accounts receivable from agents increased $7.4 million from December 31, 2015, as a result of an increase in Program Services receivables from Nephila.  This increase relates to an agreement with Nephila we entered into effective January 1, 2016 under which we will, at Nephila’s request, transfer certain exposures that are otherwise reinsured by Nephila’s quota share reinsurer to excess reinsurers.  In instances where this agreement is utilized, State National would enter into an agreement directly with excess reinsurers, and Nephila would guarantee the obligation of those excess reinsurers and pay the premiums on our behalf on a quarterly basis in arrears.  We purchased one excess reinsurance policy under this agreement during the first quarter.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of March 31, 2016, we held $2.1 billion in collateral securing $1.5 billion in reinsurance recoverables.  In addition, we had $463.1 million of unsecured reinsurance recoverables, of which $457.1 million related to the Program Services segment and $6.0 million related to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier.  During the three months ended March 31, 2016, reinsurance recoverables increased $50.5 million from December 31, 2015, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs and gross loss development for prior year claims.  These factors also caused an increase in the corresponding unpaid losses and loss adjustment expenses of $47.3 million.

Allowance for policy cancellations.  As of March 31, 2016, the allowance for policy cancellations decreased by $5.3 million from December 31, 2015, primarily due to the volume and timing of CPI premiums written in the most recent three months of 2016 compared to the last three months of 2015.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the three months ended March 31, 2016 and 2015 included upward revisions to prior year estimates of $1.7 million and $2.0 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the three months ended March 31, 2016 and 2015 was approximately $0.7 million and $1.0 million, respectively.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts.  The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  These debentures’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  The three month LIBOR at March 31, 2016, was 0.63%.  All of the debentures mature between 2032 and 2034.

On March 31, 2016, the Company, through TBA, entered into a loan agreement, which provides for a secured revolving credit facility in an aggregate principal amount of $15 million.  The credit agreement matures on April 30, 2018.  Under the credit agreement, TBA may request advances up to the aggregate amount of the unused commitment under the credit facility, on a revolving basis, prior to the maturity of the credit agreement.  Borrowings under the credit agreement will bear interest at a variable rate equal to LIBOR plus 1.85% per annum; provided, however, that LIBOR shall be subject to a floor of 0.15%.  TBA shall also pay a commitment fee on the daily average unused commitment amount for the period running from the closing date to the maturity date at a rate of 0.25% per annum.  The credit agreement contains customary representations, warranties, covenants, and events of default, as well as a financial covenant requiring TBA and the Company to maintain a consolidated tangible net worth of at least $150 million.

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

We also evaluate the credit risk of our investment portfolio.  The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Approximately 69% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

We had fixed-maturity securities with a fair value of $341.5 million and an amortized cost of $335.7 million as of March 31, 2016 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of March 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations from operating cash flows.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of March 31, 2016.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$296,673	$(44,779)	-13.11%
200 basis point increase	309,256	(32,196)	-9.43%
100 basis point increase	322,064	(19,388)	-5.68%
No change	341,452	—	—
100 basis point decrease	347,186	5,734	1.68%
200 basis point decrease	359,170	17,718	5.19%
300 basis point decrease	371,040	29,588	8.67%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of March 31, 2016, we had $44.5 million of debt instruments, gross of debt issuance costs.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Item 1A:Risk Factors

There have been no material changes to the Risk Factors described in Item 1A, "Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

STATE NATIONAL COMPANIES, INC.

Date:	May 9, 2016	/s/ Terry Ledbetter
Terry Ledbetter
Chief Executive Officer

Date:	May 9, 2016	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Loan Agreement, dated March 31, 2016, by and between T.B.A. Insurance Group, Ltd. and Frost Bank
10.2	Guaranty Agreement, dated March 31, 2016, by the Company for the benefit of Frost Bank
10.3	Pledge and Security Agreement, dated March 31, 2016, by and between T.B.A. Insurance Group, Ltd. and Frost Bank
10.4	Employment Agreement, dated February 4, 2016, by and between T.B.A. Insurance Group, Ltd. and Matthew A. Freeman
10.5	Severance Agreement, dated February 4, 2016, by and between T.B.A. Insurance Group Ltd. and Matthew A. Freeman
10.6	Form of 2014 Long-Term Incentive Plan Performance-Based Restricted Stock Award Agreement
10.7	Form of 2014 Long-Term Incentive Plan Performance and Time-Based Restricted Stock Award Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document