Form 10-Q
period 2016-06-30
State National Companies, Inc.
filed 2016-08-08
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2016
(Common stock, $.001 par value)	42,336,373 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $339,383, $327,764, respectively)	$349,236	$329,522
Equity securities – available-for-sale, at fair value (cost – $3,790, $4,796, respectively)	4,165	5,544
Total investments	353,401	335,066

Cash and cash equivalents	45,632	51,770
Restricted cash and investments	2,835	3,717
Accounts receivable from agents, net	30,461	23,913
Reinsurance recoverable on paid losses	1,026	1,187
Deferred acquisition costs	953	1,075
Reinsurance recoverables	2,044,228	1,911,660
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	16,758	17,163
Interest receivable	2,163	2,158
Income taxes receivable	610	3,330
Deferred income taxes, net	22,676	26,208
Goodwill and intangible assets, net	5,598	5,958
Other assets	6,109	4,353
Total assets	$2,532,450	$2,387,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	June 30,	December 31,
	2016	2015
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,450,261	$1,364,774
Unearned premiums	627,878	585,448
Allowance for policy cancellations	56,616	59,610
Deferred ceding fees	30,758	29,119
Accounts payable to agents	2,206	2,458
Accounts payable to insurance companies	9,709	3,801
Debt, net	43,761	43,740
Other liabilities	30,907	35,151
Total liabilities	2,252,096	2,124,101

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,383,994 and 42,699,550 shares issued at June 30, 2016 and December 31, 2015, respectively)	42	43
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015)	—	—
Additional paid-in capital	226,644	224,719
Retained earnings	46,725	37,322
Accumulated other comprehensive income	6,943	1,373
Total shareholders’ equity	280,354	263,457
Total liabilities and shareholders’ equity	$2,532,450	$2,387,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues:
Premiums earned	$28,916	$25,705	$60,593	$54,989
Commission income	305	364	626	734
Ceding fees	16,917	16,379	33,161	30,523
Net investment income	2,100	2,272	4,140	3,953
Realized net investment gains (losses)	282	1,186	(356)	1,451
Other income	459	462	915	847
Total revenues	48,979	46,368	99,079	92,497

Expenses:
Losses and loss adjustment expenses	13,743	12,649	28,832	26,182
Commissions	1,130	1,260	2,827	2,757
Taxes, licenses, and fees	804	563	1,506	1,275
General and administrative	17,148	16,051	34,142	32,193
Interest expense	553	505	1,090	1,005
Total expenses	33,378	31,028	68,397	63,412

Income (loss) before income taxes	15,601	15,340	30,682	29,085

Income taxes:
Current tax expense (benefit)	6,137	7,770	10,491	13,014
Deferred tax expense (benefit)	(524)	(2,112)	533	(2,285)
	5,613	5,658	11,024	10,729
Net income (loss)	$9,988	$9,682	$19,658	$18,356

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.24	$0.22	$0.46	$0.41
Diluted earnings per share	0.24	0.22	0.46	0.41

Dividends, per share	$0.06	$0.01	$0.12	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net income (loss)	$9,988	$9,682	$19,658	$18,356

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	3,943	(4,709)	8,515	(1,763)
Tax effect on unrealized holding gains (losses) during the period	(1,380)	1,652	(2,980)	621
Less: reclassification adjustments for realized gains included in net income	(95)	(935)	54	(1,023)
Tax effect on reclassification adjustments for realized gains included in net income	33	323	(19)	354
Other comprehensive income (loss)	2,501	(3,669)	5,570	(1,811)

Total comprehensive income (loss)	$12,489	$6,013	$25,228	$16,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2014	$44	$220,577	$16,108	$4,143	$240,872
Stock-based compensation expense	—	4,142	—	—	4,142
Dividends declared	—	—	(6,196)	—	(6,196)
Repurchase of common stock	(1)	—	(17,256)	—	(17,257)
Net income (loss)	—	—	44,666	—	44,666
Other comprehensive income (loss), net of tax	—	—	—	(2,770)	(2,770)
Balance at December 31, 2015	43	224,719	37,322	1,373	263,457
Stock-based compensation expense	—	1,925	—	—	1,925
Dividends declared	—	—	(5,092)	—	(5,092)
Repurchase of common stock	(1)	—	(5,163)	—	(5,164)
Net income (loss)	—	—	19,658	—	19,658
Other comprehensive income (loss), net of tax	—	—	—	5,570	5,570
Balance at June 30, 2016	$42	$226,644	$46,725	$6,943	$280,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Operating activities
Net cash provided by (used in) operating activities	$15,239	$13,786

Investing activities
Purchase of investments	(47,010)	(37,437)
Proceeds from sale of investments	25,260	16,259
Proceeds from maturities and principal receipts	10,856	16,882
Proceeds from dispositions of property and equipment	48	448
Purchase of property and equipment	(555)	(601)
Net cash provided by (used in) investing activities	(11,401)	(4,449)

Financing activities
Dividends paid	(2,552)	(442)
Repurchase of common stock	(7,424)	—
Net cash provided by (used in) financing activities	(9,976)	(442)

Net change in cash and cash equivalents	(6,138)	8,895
Cash and cash equivalents at beginning of period	51,770	38,348
Cash and cash equivalents at end of period	$45,632	$47,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

State National Companies, Inc. (the “Company”) refers to a group of companies that conduct insurance-related activities along two major segments.  The Company’s Program Services segment generates fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  Substantially all of the risk associated with the Program Services segment is ceded to unaffiliated, highly rated reinsurance companies or other reinsurers that provide collateral.  The Company’s Lender Services segment generates premiums primarily from the sale of collateral protection insurance (“CPI”), which insures automobiles or other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

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

The interim financial data as of June 30, 2016 and 2015 is unaudited.  However, in the opinion of the Company’s management (“Management”), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the results for the interim period.  The results of operations for the period ended June 30, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

Income Taxes

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at June 30, 2016 and December 31, 2015.

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

In March 2016, the FASB issued an accounting standards update (ASU 2016-09), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC).  Instead, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur.  In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them.  The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company prospectively adopted the provisions of this ASU for the current reporting period and the impact was immaterial to financial results.  There would have been no impact to prior periods.

In May 2016, the FASB issued an accounting standards update (ASU 2016-12), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”  The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP.  The amendments also clarify how an entity should evaluate the collectibility threshold and when

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  This ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard which is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  The Company will be evaluating what impact, if any, this ASU will have on financial results and disclosures.

In June 2016, the FASB issued an accounting standards update (ASU 2016-13), “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale (AFS) debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment (OTTI) model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This ASU is effective for annual and interim periods beginning after December 15, 2019.  The Company will be evaluating what impact this ASU will have on financial results and disclosures.

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

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
June 30, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$21,116	$686	$—	$21,802
Government agency	1,903	45	—	1,948
State and municipality	58,450	3,031	(16)	61,465
Industrial and miscellaneous	146,735	4,518	(1,959)	149,294
Residential mortgage-backed	68,121	1,924	(129)	69,916
Commercial mortgage-backed	40,133	1,471	(41)	41,563
Redeemable preferred stock	2,925	323	—	3,248
Total fixed-maturity securities	339,383	11,998	(2,145)	349,236

Equity securities
Non-redeemable preferred stock	3,778	184	(163)	3,799
Common stock	12	354	—	366
Total equity securities	3,790	538	(163)	4,165
Total investments	$343,173	$12,536	$(2,308)	$353,401

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$18,890	$124	$(35)	$18,979
Government agency	2,025	31	(7)	2,049
State and municipality	68,461	1,895	(14)	70,342
Industrial and miscellaneous	132,797	2,139	(2,618)	132,318
Residential mortgage-backed	80,566	1,213	(793)	80,986
Commercial mortgage-backed	22,235	68	(150)	22,153
Redeemable preferred stock	2,790	16	(111)	2,695
Total fixed-maturity securities	327,764	5,486	(3,728)	329,522

Equity securities
Non-redeemable preferred stock	4,012	422	(69)	4,365
Common stock	784	414	(19)	1,179
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
State and municipality	$365	$(16)	$—	$—	$365	$(16)
Industrial and miscellaneous	17,777	(1,422)	6,912	(537)	24,689	(1,959)
Residential mortgage-backed	255	(2)	6,357	(127)	6,612	(129)
Commercial mortgage-backed	953	—	2,534	(41)	3,487	(41)
Total fixed-maturity securities	19,350	(1,440)	15,803	(705)	35,153	(2,145)

Equity securities
Non-redeemable preferred stock	1,203	(102)	290	(61)	1,493	(163)
Total equity securities	1,203	(102)	290	(61)	1,493	(163)
	$20,553	$(1,542)	$16,093	$(766)	$36,646	$(2,308)

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$2,757	$(23)	$1,290	$(12)	$4,047	$(35)
Government agency	665	(7)	—	—	665	(7)
State and municipality	405	(1)	369	(13)	774	(14)
Industrial and miscellaneous	74,782	(2,139)	2,440	(479)	77,222	(2,618)
Residential mortgage-backed	31,090	(258)	13,227	(535)	44,317	(793)
Commercial mortgage-backed	13,317	(147)	413	(3)	13,730	(150)
Redeemable preferred stock	1,020	(51)	292	(60)	1,312	(111)
Total fixed-maturity securities	124,036	(2,626)	18,031	(1,102)	142,067	(3,728)

Equity securities
Non-redeemable preferred stock	2,067	(69)	—	—	2,067	(69)
Common stock	753	(19)	—	—	753	(19)
Total equity securities	2,820	(88)	—	—	2,820	(88)
	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.  Management believes that the temporary impairments are primarily the result of widening credit spreads.  Management believes that despite the wider credit spreads, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  There were 75 securities in an unrealized loss position at June 30, 2016.  Over 65% of these investments were investment-grade at June 30, 2016.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities for the six months ended June 30, 2016 and 2015 were $25.3 million and $16.3 million, respectively.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table presents the Company’s gross realized gains (losses) for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2016	2015	2016	2015
Realized gains:
Fixed-maturity securities	$518	$802	$1,012	$1,148
Equity securities	(1)	141	76	157
Gross realized gains	517	943	1,088	1,305
Realized losses:
Fixed-maturity securities	(157)	(30)	(410)	(127)
Equity securities	—	—	(98)	—
Other-than-temporary impairment losses on fixed-maturity securities	(1)	—	(90)	—
Gross realized losses	(158)	(30)	(598)	(127)
Change in fair value of embedded derivatives	(77)	273	(846)	273
Net realized investment gains (losses)	$282	$1,186	$(356)	$1,451

The Company had two non-cash exchanges of investment securities for the six months ended June 30, 2016 and two non-cash exchanges for the six months ended June 30, 2015.  Non-cash consideration received and gains for these exchanges was $747 thousand and $761 thousand for the six months ended June 30, 2016 and June 30, 2015 respectively.  Gains of $96 thousand and $72 thousand were recognized on these exchanges and are reflected in “Realized net investment gains” on the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of June 30, 2016:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$10,273	$10,447
Due after one year through five years	118,002	119,939
Due after five years through ten years	90,347	94,241
Due after ten years	12,507	13,130
Residential mortgage-backed securities	68,121	69,916
Commercial mortgage-backed securities	40,133	41,563
	$339,383	$349,236

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $0.9 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.25% of the Company’s total investments as of June 30, 2016.  The Company does not own mortgage derivatives.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Net investment income for the periods ended June 30, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2016	2015	2016	2015

Interest on investments	$2,186	$2,348	$4,335	$4,169
Dividends	123	70	239	99
Gross investment income	2,309	2,418	4,574	4,268
Investment expenses	(209)	(146)	(434)	(315)
Net investment income	$2,100	$2,272	$4,140	$3,953

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (“SNIC”), National Specialty Insurance Company (“NSIC”) and United Specialty Insurance Company (“USIC”) are required to maintain deposits in various states where they are licensed to operate.  These deposits consisted of fixed-maturity securities at fair values totaling $69.9 million and $53.5 million at June 30, 2016 and December 31, 2015, respectively.

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

	2016		2015
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$10,739	35.0%	$10,180	35.0%
Tax-exempt income	(199)	(0.7)	(228)	(0.7)
State income taxes	522	1.7	818	2.9
Other	(38)	(0.1)	(41)	(0.3)
Total income tax expense (benefit)	$11,024	35.9%	$10,729	36.9%

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

SNIC and NSIC write business in the Lender Services segment through an affiliated general agent.  The Company is party to a reinsurance agreement in which it cedes a percentage of certain CPI policies to CUMIS Insurance Society, Inc. (“CUNA Mutual”) and receives a ceding commission related to these policies.

The Company earns minimum ceding fees on certain programs based on estimates of annual premiums to be written for those programs that are subject to minimum premium levels and related ceding fees.  The Company re-estimated its 2015 annual projection for such programs during the second quarter 2015, which resulted in an additional $1.25 million of minimum ceding fees earned for the three and six month periods ended June 30, 2015.  The Company’s initial estimate of its 2016 annual projection for such programs has not changed as of June 30, 2016.

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

	June 30,	December 31,
($ in thousands)	2016	2015
Ceded unearned premiums	$605,744	$559,638
Ceded loss and loss adjustment expense reserves	1,438,484	1,352,022
Total reinsurance recoverables	2,044,228	1,911,660
Secured reinsurance recoverables	(1,513,205)	(1,527,335)
Unsecured reinsurance recoverables	$531,023	$384,325

The fair value of all collateral held by SNIC, NSIC and USIC for reinsurers for whom we require collateral is approximately 146% of the related reinsurance recoverables as of June 30, 2016, with the lowest ratio for any such reinsurer being 100%.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

June 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$21,802	$—	$21,802
Government agency	—	1,948	—	1,948
State and municipality	—	61,465	—	61,465
Industrial and miscellaneous	—	149,294	—	149,294
Residential mortgage-backed	—	69,916	—	69,916
Commercial mortgage-backed	—	41,563	—	41,563
Redeemable preferred stock	—	3,248	—	3,248
Total fixed-maturity securities	—	349,236	—	349,236

Equity securities
Non-redeemable preferred stock	—	3,799	—	3,799
Common stock	—	366	—	366
Total equity securities	—	4,165	—	4,165
Total investments	$—	$353,401	$—	$353,401

December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$18,979	$—	$18,979
Government agency	—	2,049	—	2,049
State and municipality	—	70,342	—	70,342
Industrial and miscellaneous	—	132,318	—	132,318
Residential mortgage-backed	—	80,986	—	80,986
Commercial mortgage-backed	—	22,153	—	22,153
Redeemable preferred stock	—	2,695	—	2,695
Total fixed-maturity securities	—	329,522	—	329,522

Equity securities
Non-redeemable preferred stock	—	4,365	—	4,365
Common stock	—	1,179	—	1,179
Total equity securities	—	5,544	—	5,544
Total investments	$—	$335,066	$—	$335,066

The fair value of embedded derivatives included in Level 2 securities was $8.1 million and $8.6 million at June 30, 2016 and December 31, 2015, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending June 30, 2016 and December 31, 2015.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at June 30, 2016 and December 31, 2015.

6. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  The Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended June 30, 2016 was $369 thousand (2015 - $328 thousand) and the six months ended June 30, 2016 was $778 thousand (2015 - $675 thousand).

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

The fair value of the restricted shares granted is determined based on the most recent trading price of the stock as of the grant date.  The fair value of each stock option grant is established on the grant date using the Black-Scholes option pricing model.  There were no options granted during the six month period ended June 30, 2015.  The Company granted 575,000 options during the six month period ended June 30, 2016.  The following table summarizes the assumptions used to value these options:

	Grant Date
	February 8, 2016	June 22, 2016
Options granted	500,000	75,000
Risk-free rate of return	1.25%	1.27%
Expected dividend yields	2.44%	2.30%
Expected volatility	26.53%	26.66%
Expected award life (years)	5.50	5.50

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the Company’s restricted shares and stock options activity for the six months ended June 30, 2016 and 2015 is shown below:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
June 30, 2016	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	144,362	$10.05	1,855,918	$3.22
Granted	211,383	12.00	575,000	1.93
Forfeited	—	—	—	—
Vested	(11,028)	10.88	(927,955)	3.22
Nonvested at end of period	344,717	11.22	1,502,963	2.73

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
June 30, 2015	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	12,000	$10.00	2,783,873	$3.22
Granted	241,088	10.02	—	—
Forfeited	—	—	—	—
Vested	(12,000)	10.00	(927,955)	3.22
Nonvested at end of period	241,088	10.02	1,855,918	3.22

Compensation expense for all share-based compensation was $1.0 million for the three months ended June 30, 2016 and $1.1 million for the three months ended June 30, 2015.  Compensation expense for all share-based compensation was $1.9 million for the six months ended June 30, 2016 and June 30, 2015.

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

The Company’s writings in California, Texas, Florida and New York comprised 58% and 56% of gross premiums written for the periods ending June 30, 2016 and 2015, respectively. The four largest reinsurers with unsecured reinsurance recoverables, all of which are rated A or higher by A.M. Best, accounted for approximately 19%, 13%, 10%, and 6% of the Company’s unsecured reinsurance recoverables at June 30, 2016.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company has entered into an agreement to acquire an admitted shell company with licenses in 49 states for $7,350,000, plus the value of capital and surplus.  Subject to regulatory approvals and customary closing conditions, the transaction is expected to close by the end of the third quarter of 2016.

10. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands, except for per share amounts)	2016	2015	2016	2015

Numerator for both basic and diluted earnings per share:
Net income (loss)	$9,988	$9,682	$19,658	$18,356

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	42,310,242	44,247,102	42,326,799	44,247,102

Dilutive effect of outstanding securities (determined using the treasury stock method)	11,365	4,739	31,161	2,406

Weighted-average common shares outstanding and potential common shares outstanding	42,321,607	44,251,841	42,357,960	44,249,508

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

11. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2016	2015	2016	2015
Revenues:
Program	$16,917	$16,376	$33,161	$30,509
Lender	29,692	26,443	62,138	56,459
Corporate	2,370	3,549	3,780	5,529
Consolidated revenues	$48,979	$46,368	$99,079	$92,497

Income (loss) before income taxes:
Program	$12,505	$12,817	$25,123	$23,398
Lender	3,888	2,572	8,757	7,092
Corporate	(792)	(49)	(3,198)	(1,405)
Consolidated income (loss) before income taxes	$15,601	$15,340	$30,682	$29,085

The following table summarizes the financial assets of the Company’s segments as of the periods indicated:

	June 30,	December 31,
($ in thousands)	2016	2015
Assets:
Program	$2,074,036	$1,935,104
Lender	14,639	15,834
Corporate	443,775	436,620
	$2,532,450	$2,387,558

STATE NATIONAL COMPANIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12. Common Stock

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016. Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  During the six months ended June 30, 2016, the Company purchased 509,787 shares of its common stock at an aggregate purchase price including commissions of $5.2 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

A summary of common stock repurchases for the period July 1, 2016 through August 5, 2016 (subsequent to June 30, 2016) and for the period ended June 30, 2016 is as follows:

	July 1 -	Six months ended
($ in thousands, except share and per share data)	August 5, 2016	June 30, 2016
Shares repurchased	47,621	509,787
Average price per share	$10.44	$10.10
Aggregate cost	$497	$5,164
Authorization remaining at end of period	$27,151	$27,648

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

On March 31, 2016, the Company, through its subsidiary T.B.A. Insurance Group, Ltd. (“TBA”), entered into a loan agreement (“credit agreement”), which provides for a secured revolving credit facility in an aggregate principal amount of $15 million.  The credit agreement matures on April 30, 2018.  Under the credit agreement, TBA may request advances up to the aggregate amount of the unused commitment under the credit facility, on a revolving basis, prior to the maturity of the credit agreement.  Borrowings under the credit agreement will bear interest at a variable rate equal to LIBOR plus 1.85% per annum; provided, however, that LIBOR shall be subject to a floor of 0.15%.  TBA shall also pay a commitment fee on the daily average unused commitment amount for the period running from the closing date to the maturity date at a rate of 0.125% per annum.  The credit agreement contains customary representations, warranties, covenants, and events of default, as well as a financial covenant requiring TBA and the Company to maintain a consolidated tangible net worth of at least $150 million. TBA’s obligations under the credit agreement are guaranteed by the Company and are secured by a securities account in the name of TBA and maintained with the creditor, in which TBA must maintain assets with a market value of at least $25 million.

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

There can be no assurance that actual developments will be those anticipated by us, and therefore you are cautioned not to place undue reliance on the Company’s forward-looking statements.  Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, our ability to recover from our capacity providers, the cost and availability of reinsurance coverage, challenges to our use of issuing carrier or fronting arrangements by regulators or changes in state or federal insurance or other statutes or regulations, our dependence on a limited number of business partners, potential regulatory scrutiny of collateral protection insurance, level of new car sales, availability of credit for vehicle purchases and other factors affecting automobile financing, our ability to compete effectively, a downgrade in the financial strength ratings of our insurance subsidiaries, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, changes in interest rates or other changes in the financial markets, the effects of emerging claim and coverage issues, changes in the demand for our products, the effect of general economic conditions, breaches in data security or other disruptions with our technology, and changes in pricing or other competitive environments.

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

Overview

We are a leading specialty provider of property and casualty insurance services operating in two niche markets across the United States.  In our Program Services segment, we leverage our “A” (Excellent) A.M. Best rating, expansive licenses and reputation to provide access to the U.S. property and casualty insurance market in exchange for ceding fees.  In our Lender Services segment, we specialize in providing collateral protection insurance “CPI”, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier (“fronting”) capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the risks in connection with our fronting arrangements to our capacity providers.  As such, this segment generates very large gross premiums with no net premiums (except for the run-off of the retained business as described below).  In many cases, we hold significant collateral to secure the associated reinsurance recoverables.  Furthermore, to the extent funds related to settling balances (premiums, commissions and losses) between the GAs and the reinsurers are not the obligation of the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts.  In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

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

Recent Developments

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase of up to $50 million in shares of the Company's common stock through December 31, 2016.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  During the six months ended June 30, 2016, the Company purchased 509,787 shares of its common stock at an aggregate purchase price including commissions of $5.2 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

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

In our Lender Services business, we believe that organic growth from our existing lender clients will be driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan balances and an aging U.S. automobile fleet.  We expect that new sales from our alliance with CUNA Mutual and potential new business from banks and specialty finance companies will produce additional premiums.

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

We currently have a significant program with Nephila Capital, Ltd. (“Nephila”) under which we granted Nephila the exclusive right to utilize the Company as issuing carrier for U.S. catastrophe exposed property insurance from 2015 through 2019.  Nephila is a hedge fund with approximately $11 billion in assets under management that participates in the market for catastrophe exposed property business.  In exchange for this exclusive right, Nephila has agreed to pay State National contractual minimum ceding fees totaling $51.5 million through 2019. The minimum ceding fees are subject to State National maintaining its “A” A.M. Best rating and potential reductions to the extent that State National is unable to provide production year capacity or is otherwise constrained from writing premium.  Also, under certain circumstances, Nephila may terminate the exclusivity, which would reduce the contractual minimum ceding fees to a total of $32.5 million for 2016 through 2019.  In the event of such a termination, State National would have the ability to write the catastrophe exposed property business for other capacity providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees.”  Ceding fees earned for this program were $5.5 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively.  In addition, State National and Nephila have an alliance under which State National will use commercially reasonable efforts to acquire one admitted and one non-admitted property and casualty insurance shell company, which will be used exclusively to write the direct business produced by Nephila.  Nephila will have a three year option to purchase these companies beginning three years after the shell companies first write premium. In the event that the option is exercised, contractual minimum payments to State National will extend for an additional two years.  State National has entered into an agreement to acquire an admitted shell company with licenses in 49 states.  Subject to regulatory approvals and customary closing conditions, the transaction is expected to close by the end of the third quarter of 2016.

In addition, downgrades of insurance companies may create increased demand for our fronting capacities.  For example, we currently have a large active program with certain subsidiaries of Meadowbrook Insurance Group, Inc. (“MIG”), including Century Surety Company, Star Insurance Company and Savers Property & Casualty Insurance Company.  This A.M. Best rating-sensitive book of business came to us in August of 2013 after A.M. Best downgraded the rating of the MIG insurance subsidiaries from “A-” to “B++”.  Ceding fees earned were $7.5 and $7.3 million for the six months ended June 30, 2016 and 2015, respectively.  We have amended our contract with Meadowbrook to extend the term through at least 2017, and by securing contractual minimum ceding fees of $12.5 million and $10.0 million for 2016 and 2017, respectively.

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of June 30, 2016, we had net reserves of $4.4 million related to this business.

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

Losses and loss adjustment expenses.  Losses and loss adjustment expenses (“LAE”) include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims.  We record loss and LAE related to estimates of future claim payments based on historical experience.  We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience.  We revise our estimates as we receive additional information about claims and the total costs of settlement.

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

Stock-based compensation expense.  Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for awards that are settled in equity is recognized on a straight line pro rata basis over the vesting period.  Stock-based compensation expense was approximately $1.9 million for the six months ended June 30, 2016 and 2015.

Ratios

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium.  Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services.  As a result, we are able to produce significant premium volume with only minimal operating expenses.  In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  For the six months ended June 30, 2016 and 2015, our ratio of operating expenses to gross premiums written, or program gross expense ratio, was 1.2% and 1.1%, respectively.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

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

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned. For the six months ended June 30, 2016 and 2015, our net loss ratio was 46.1% and 45.8%, respectively.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the six months ended June 30, 2016 and 2015, our net expense ratio was 42.0% and 43.9%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the six months ended June 30, 2016 and 2015, our net combined ratio was 88.1% and 89.7%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our return on equity at December 31, 2015 was 17.7%. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios.  Our financial leverage ratio at June 30, 2016 was 15.6%, as compared to 16.6% at December 31, 2015.  Our objective is to maintain a financial leverage ratio in the range of 20% to 35% over the long-term.

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

There were no significant changes to our critical accounting policies and estimation processes during the six months ended June 30, 2016.  Our critical accounting policies and estimation processes are described in our audited consolidated financial statements and the related notes in the Company’s 2015 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Premiums earned	$28,916	$25,705	$60,593	$54,989
Commission income	305	364	626	734
Ceding fees	16,917	16,379	33,161	30,523
Net investment income	2,100	2,272	4,140	3,953
Realized net investment gains (losses)	282	1,186	(356)	1,451
Other income	459	462	915	847
Total revenues	48,979	46,368	99,079	92,497

Expenses:
Losses and loss adjustment expenses	13,743	12,649	28,832	26,182
Commissions	1,130	1,260	2,827	2,757
Taxes, licenses, and fees	804	563	1,506	1,275
General and administrative	17,148	16,051	34,142	32,193
Interest expense	553	505	1,090	1,005
Total expenses	33,378	31,028	68,397	63,412

Income (loss) before income taxes	15,601	15,340	30,682	29,085

Income taxes:
Current tax expense (benefit)	6,137	7,770	10,491	13,014
Deferred tax expense (benefit)	(524)	(2,112)	533	(2,285)
	5,613	5,658	11,024	10,729
Net income (loss)	$9,988	$9,682	$19,658	$18,356

Consolidated Results of Operations for the Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Premiums earned.  Premiums earned increased by $3.2 million, or 12.5%, from $25.7 million for the three months ended June 30, 2015 to $28.9 million for the three months ended June 30, 2016.  This increase was due to an increase in Lender Services premiums earned.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Ceding fees.  Ceding fees increased by $0.5 million, or 3.3%, from $16.4 million for the three months ended June 30, 2015 to $16.9 million for the three months ended June 30, 2016, primarily due to an increase in Program gross earned premium.  Program Services gross earned premiums increased from $253.9 million for the three months ended June 30, 2015 to $293.6 million for the three months ended June 30, 2016, resulting in an increase in premium related ceding fees of $1.5 million from new and existing accounts.  Offsetting the increase in premium related fees is a decrease of $1.0 million in capacity fees for the three months ended June 30, 2016 compared to June 30, 2015.  This decrease is a result of an acceleration of earnings of $1.25 million in capacity fees for the three months ended June 30, 2015 due to a change in the Nephila written premium projection.  The initial 2016 annual projection for Nephila has not changed as of June 30, 2016.

Realized net investment gains (losses).  Realized net investment gains decreased by $0.9 million, from a gain of $1.1 million for the three months ended June 30, 2015 to a gain of $0.2 million for the three months ended June 30, 2016.

This is partly a result of a decrease in realized gains on disposals of fixed maturity and equity securities for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Also contributing to the decline are changes in the fair value of embedded derivatives related to our convertible portfolio for the three month periods ended June 30, 2016 and 2015.

Losses and loss adjustment expenses.  Losses and LAE increased by $1.1 million, from $12.6 million for the three months ended June 30, 2015 to $13.7 million for the three months ended June 30, 2016, which is primarily the result of increased exposure due to higher earned premiums and an increase in claim severity for the Lender Services segment.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $1.0 million or 6.8%, from $16.1 million for the three months ended June 30, 2015 to $17.1 million for the three months ended June 30, 2016, reflecting investment in strategic growth and public company expenses.

Current tax expense (benefit).    Current tax expense decreased by $1.7 million, from $7.8 million for the three months ended June 30, 2015 to $6.1 million for the three months ended June 30, 2016, primarily due to changes in temporary differences related to stock and deferred compensation plans and deferred ceding fees.

Deferred tax expense (benefit).  Deferred tax expense increased $1.6 million, from a benefit of $2.1 million for the three months ended June 30, 2015 to a benefit of $0.5 million for the three months ended June 30, 2016, primarily due to changes in temporary differences related to stock and deferred compensation plans and deferred ceding fees.

Consolidated Results of Operations for the Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2016

Premiums earned.  Premiums earned increased by $5.6 million, or 10.2%, from $55.0 million for the six months ended June 30, 2015 to $60.6 million for the six months ended June 30, 2016.  This increase was due to an increase in Lender Services premiums earned.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Ceding fees.  Ceding fees increased by $2.7 million, or 8.6%, from $30.5 million for the six months ended June 30, 2015 to $33.2 million for the six months ended June 30, 2016, primarily due to an increase in Program gross earned premium.  Program Services gross earned premiums increased from $486.8 million for the six months ended June 30, 2015 to $560.6 million for the six months ended June 30, 2016, resulting in an increase in premium related ceding fees of $3.1 million from new and existing accounts.  Capacity fees decreased $0.4 million for the six months ended June 30, 2016 compared to June 30, 2015.

Realized net investment gains (losses).  Realized net investment gains decreased by $1.8 million, from a gain of $1.4 million for the six months ended June 30, 2015 to a loss of $0.4 million for the six months ended June 30, 2016.  This is partly a result of changes in the fair value of embedded derivatives related to our convertible portfolio for the six month periods ended June 30, 2016 and 2015.  Also contributing to the decline are decreases in realized gains on disposals of fixed maturity and equity securities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Losses and loss adjustment expenses.  Losses and LAE increased by $2.6 million, from $26.2 million for the six months ended June 30, 2015 to $28.8 million for the six months ended June 30, 2016, which is primarily the result of increased exposure due to higher earned premiums and an increase in claim severity for the Lender Services segment.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $1.9 million or 6.1%, from $32.2 million for the six months ended June 30, 2015 to $34.1 million for the six months ended June 30, 2016, reflecting investment in strategic growth and public company expenses.

Current tax expense (benefit).    Current tax expense decreased by $2.5 million, from $13.0 million for the six months ended June 30, 2015 to $10.5 million for the six months ended June 30, 2016, primarily due to changes in temporary differences related to stock and deferred compensation plans and deferred ceding fees.

Deferred tax expense (benefit).  Deferred tax expense increased $2.8 million, from a benefit of $2.3 million for the six months ended June 30, 2015 to an expense of $0.5 million for the six months ended June 30, 2016, primarily due to changes in temporary differences related to stock and deferred compensation plans and deferred ceding fees.

Program Services Segment - Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Premiums earned	$—	$(3)	$—	$(14)
Ceding fees	16,917	16,379	33,161	30,523
Total revenues	16,917	16,376	33,161	30,509

Expenses:
Losses and loss adjustment expenses	396	553	905	967
Commissions	2	2	3	2
Taxes, licenses, and fees	3	4	11	9
General and administrative	4,011	3,000	7,119	6,133
Total expenses	4,412	3,559	8,038	7,111

Income (loss) before income taxes	$12,505	$12,817	$25,123	$23,398

Program gross expense ratio	1.2%	1.0%	1.2%	1.1%
Gross premiums written	$336,395	$296,146	$607,421	$561,058
Gross premiums earned	$293,602	$253,853	$560,627	$486,786

Program Services Segment Results of Operations for the Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Ceding fees.  Ceding fees increased by $0.5 million, or 3.3%, from $16.4 million for the three months ended June 30, 2015 to $16.9 million for the three months ended June 30, 2016, primarily due to an increase in Program gross earned premium.  Program Services gross earned premiums increased from $253.9 million for the three months ended June 30, 2015 to $293.6 million for the three months ended June 30, 2016, resulting in an increase in premium related ceding fees of $1.5 million from new and existing accounts.  Offsetting the increase in premium related fees is a decrease of $1.0 million in capacity fees for the three months ended June 30, 2016 compared to June 30, 2015.  This decrease is a result of an acceleration of earnings of $1.25 million in capacity fees for the three months ended June 30, 2015 due to a change in the Nephila written premium projection.  The initial 2016 annual projection for Nephila has not changed as of June 30, 2016.

General and administrative expense.  General and administrative expense increased by $1.0 million or 33.7%, from $3.0 million for the three months ended June 30, 2015 to $4.0 million for the three months ended June 30, 2016, reflecting investment in strategic growth.

Program Services Segment Results of Operations for the Six months ended June 30, 2016 compared with the Six months ended June 30, 2015

Ceding fees.  Ceding fees increased by $2.7 million, or 8.6%, from $30.5 million for the six months ended June 30, 2015 to $33.2 million for the six months ended June 30, 2016, primarily due to an increase in Program gross earned premium.  Program Services gross earned premiums increased from $486.8 million for the six months ended June 30, 2015 to $560.6 million for the six months ended June 30, 2016, resulting in an increase in premium related ceding fees of $3.1 million from new and existing accounts.  Capacity fees decreased $0.4 million for the six months ended June 30, 2016 compared to June 30, 2015.

General and administrative expense.  General and administrative expense increased by $1.0 million or 16.1%, from $6.1 million for the six months ended June 30, 2015 to $7.1 million for the six months ended June 30, 2016, reflecting investment in strategic growth.

Lender Services Segment — Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Premiums earned	$28,916	$25,708	$60,593	$55,003
Commission income	305	364	626	734
Other income	471	371	919	722
Total revenues	29,692	26,443	62,138	56,459

Expenses:
Losses and loss adjustment expenses	13,347	12,096	27,927	25,215
Commissions	1,128	1,258	2,824	2,755
Taxes, licenses, and fees	801	559	1,495	1,266
General and administrative	10,528	9,958	21,135	20,131
Total expenses	25,804	23,871	53,381	49,367

Income (loss) before income taxes	$3,888	$2,572	$8,757	$7,092

Net loss ratio	46.2%	47.1%	46.1%	45.8%
Net expense ratio	43.1%	45.8%	42.0%	43.9%
Net combined ratio	89.3%	92.9%	88.1%	89.7%

Gross premiums written	$36,483	$29,464	$68,942	$62,113
Net premiums written	$29,884	$24,531	$56,916	$51,413

Lender Services Segment Results of Operations for the Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Premiums earned.  Premiums earned increased by $3.2 million, or 12.5%, from $25.7 million for the three months ended June 30, 2015 to $28.9 million for the three months ended June 30, 2016.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $1.2 million or 10.3%, from $12.1 million for the three months ended June 30, 2015 to $13.3 million for the three months ended June 30, 2016, which is primarily the result of increased exposure due to higher earned premiums and an increase in claim severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $0.5 million or 5.7%, from $10.0 million for the three months ended June 30, 2015 to $10.5 million for the three months ended June 30, 2016, reflecting investment in strategic growth.

Lender Services Segment Results of Operations for the Six months ended June 30, 2016 compared with the Six months ended June 30, 2015

Premiums earned.  Premiums earned increased by $5.6 million, or 10.2%, from $55.0 million for the six months ended June 30, 2015 to $60.6 million for the six months ended June 30, 2016.  Factors contributing to this increase in premiums earned are new sales and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $2.7 million or 10.8%, from $25.2 million for the six months ended June 30, 2015 to $27.9 million for the six months ended June 30, 2016, which is primarily the result of increased exposure due to higher earned premiums and an increase in claim severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $1.0 million or 5.0%, from $20.1 million for the six months ended June 30, 2015 to $21.1 million for the six months ended June 30, 2016, reflecting investment in strategic growth.

Corporate Segment — Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Net investment income	$2,100	$2,272	$4,140	$3,953
Realized net investment gains (losses)	282	1,186	(356)	1,451
Other income	(12)	91	(4)	125
Total revenues	2,370	3,549	3,780	5,529

Expenses:
General and administrative	2,609	3,093	5,888	5,929
Interest expense	553	505	1,090	1,005
Total expenses	3,162	3,598	6,978	6,934

Income (loss) before income taxes	(792)	(49)	(3,198)	(1,405)

Income tax expense (benefit)	5,613	5,658	11,024	10,729

Net income (loss)	$(6,405)	$(5,707)	$(14,222)	$(12,134)

Corporate Segment Results of Operations for the Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

Realized net investment gains (losses).  Realized net investment gains decreased by $0.9 million, from a gain of $1.1 million for the three months ended June 30, 2015 to a gain of $0.2 million for the three months ended June 30, 2016.  This is partly a result of a decrease in realized gains on disposals of fixed maturity and equity securities for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Also contributing to the decline are changes in the fair value of embedded derivatives related to our convertible portfolio for the three month periods ended June 30, 2016 and 2015.

General and administrative expense.  General and administrative expense decreased by $0.5 million, from $3.1 million for the three months ended June 30, 2015 to $2.6 million for the three months ended June 30, 2016, reflecting investment in strategic growth and public company expenses.

Corporate Segment Results of Operations for the Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Realized net investment gains (losses).  Realized net investment gains decreased by $1.8 million, from a gain of $1.4 million for the six months ended June 30, 2015 to a loss of $0.4 million for the six months ended June 30, 2016.  This is partly a result of changes in the fair value of embedded derivatives related to our convertible portfolio for the six month periods ended June 30, 2016 and 2015.  Also contributing to the decline are decreases in realized gains on disposals of fixed maturity and equity securities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Income tax expense.  Income tax expense increased by $0.3 million, from $10.7 million for the six months ended June 30, 2015 to $11.0 million for the six months ended June 30, 2016, primarily due to the overall increase in net income before tax.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of June 30, 2016, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 12.4% of the portfolio at June 30, 2016, compared to 12.3% at December 31, 2015.  The average duration, excluding convertible securities, was approximately 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors.  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
June 30, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$339,383	$11,998	$(2,145)	$349,236
Total equity securities	3,790	538	(163)	4,165
Total investments	$343,173	$12,536	$(2,308)	$353,401

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$327,764	$5,486	$(3,728)	$329,522
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

The table below summarizes the credit quality of our fixed-maturity securities as of June 30, 2016, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$21,116	$21,802	6.24%
AAA	91,055	94,372	27.02%
AA, AA+, AA-	121,320	124,867	35.75%
A, A+, A-	41,342	42,804	12.26%
BBB, BBB+, BBB-	47,455	48,604	13.92%
BB+ and lower	17,095	16,787	4.81%
Total	$339,383	$349,236	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of June 30, 2016, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$10,273	$10,447
Due after one year through five years	118,002	119,939
Due after five years through ten years	90,347	94,241
Due after ten years	12,507	13,130
Residential mortgage-backed securities	68,121	69,916
Commercial mortgage-backed securities	40,133	41,563
	$339,383	$349,236

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$19,350	$(1,440)	$15,803	$(705)	$35,153	$(2,145)
Total equity securities	1,203	(102)	290	(61)	1,493	(163)
Total investments	$20,553	$(1,542)	$16,093	$(766)	$36,646	$(2,308)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$124,036	$(2,626)	$18,031	$(1,102)	$142,067	$(3,728)
Total equity securities	2,820	(88)	—	—	2,820	(88)
Total investments	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

There were 75 and 237 securities at June 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of widening credit spreads. Management believes that despite the wider credit spreads, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $69.9 million and $53.5 million at June 30, 2016 and December 31, 2015, respectively.  The increase in the amounts on deposit at June 30, 2016 is primarily due to an increase in the required deposits for workers’ compensation business.

Fair value of financial instruments.  ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are all considered level 2 investments.

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

The following table is a summary of our consolidated statements of cash flows:

	Six Months Ended
	June 30,
($ in thousands)	2016	2015

Cash and cash equivalents provided by (used in):
Operating activities	$15,239	$13,786
Investing activities	(11,401)	(4,449)
Financing activities	(9,976)	(442)
Net change in cash and equivalents	$(6,138)	$8,895

Comparison of Six Months Ended June 30, 2016 and 2015

Net cash used in investing activities increased $7.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to investing earnings in fixed maturity securities.

Net cash used in financing activities increased $9.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the settlement of $7.4 million in stock repurchases in 2016 and an increase of $2.1 million in dividends paid in 2016.

Other Material Changes in Financial Position

	June 30,	December 31,
($ in thousands)	2016	2015
Selected Assets:
Accounts receivable from agents, net	$30,461	$23,913
Reinsurance recoverable on paid losses	1,026	1,187
Reinsurance recoverables	2,044,228	1,911,660
Goodwill and intangible assets, net	5,598	5,958
Deferred income taxes, net	22,676	26,208

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,450,261	$1,364,774
Unearned premiums	627,878	585,448
Allowance for policy cancellations	56,616	59,610
Deferred ceding fees	30,758	29,119
Debt, net	43,761	43,740
Other liabilities	30,907	35,151

Accounts receivable from agents, net.  This balance reflects ceding fees, premiums and premium taxes receivable. During the six months ended June 30, 2016, accounts receivable from agents increased $6.5 million from December 31,

2015, primarily as a result of an increase in Program Services receivables from Nephila.  This increase primarily relates to an agreement with Nephila we entered into effective January 1, 2016 under which we will, at Nephila’s request, transfer certain exposures that are otherwise reinsured by Nephila’s quota share reinsurer to excess reinsurers.  In instances where this agreement is utilized, State National would enter into an agreement directly with excess reinsurers, and Nephila would guarantee the obligation of those excess reinsurers and pay the premiums on our behalf on a quarterly basis in arrears.  We purchased one excess reinsurance policy under this agreement during 2016.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of June 30, 2016, we held $2.2 billion in collateral securing $1.5 billion in reinsurance recoverables.  In addition, we had $531.0 million of unsecured reinsurance recoverables, of which $524.9 million related to the Program Services segment and $6.1 million related to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier.  During the six months ended June 30, 2016, reinsurance recoverables increased $132.6 million from December 31, 2015, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  These factors also caused an increase in the corresponding unearned premiums and unpaid losses and loss adjustment expenses of $42.4 million and $85.4 million, respectively.

Allowance for policy cancellations.  As of June 30, 2016, the allowance for policy cancellations decreased by $2.9 million from December 31, 2015, primarily due to the volume and timing of CPI premiums written in the most recent three months of 2016 compared to the last three months of 2015.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the six months ended June 30, 2016 and 2015 included upward revisions to prior year estimates of $2.2 million and $2.0 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the six months ended June 30, 2016 and 2015 was approximately $1.1 million and $1.5 million, respectively.

Other liabilities.  As of June 30, 2016, other liabilities decreased by $4.2 million from December 31, 2015, primarily due to settlements of the annual executive compensation, stock repurchases and a decrease in premium taxes payable due to annual payments.  This is partially offset by a $2.5 million quarterly dividend accrual as of June 30, 2016.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts.  The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  These debentures’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  The three month LIBOR at June 30, 2016, was 0.65%.  All of the debentures mature between 2032 and 2034.

On March 31, 2016, the Company, through TBA, entered into a loan agreement, which provides for a secured revolving credit facility in an aggregate principal amount of $15 million.  The credit agreement matures on April 30, 2018.  Under the credit agreement, TBA may request advances up to the aggregate amount of the unused commitment under the credit facility, on a revolving basis, prior to the maturity of the credit agreement.  Borrowings under the credit agreement will bear interest at a variable rate equal to LIBOR plus 1.85% per annum; provided, however, that LIBOR shall be subject to a floor of 0.15%.  TBA shall also pay a commitment fee on the daily average unused commitment amount for the period running from the closing date to the maturity date at a rate of 0.125% per annum.  The credit agreement contains customary representations, warranties, covenants, and events of default, as well as a financial covenant requiring TBA and the Company to maintain a consolidated tangible net worth of at least $150 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Liquidity Risk

Liquidity risk represents our potential inability to meet all payment obligations when they become due.  We maintain sufficient cash and marketable securities to fund claim payments and operations.

Credit Risk

We are exposed to credit risk from potential losses arising principally from the financial condition of our third party reinsurers, and also from potential losses in our investment portfolio.  Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded.  As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers.  We generally address this credit risk by either (1) selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better, have $300 million in equity and/or capital and surplus and are a Texas or Delaware (for USIC) authorized reinsurer at the time we enter into the agreement, or (2) requiring that the reinsurer post substantial collateral to secure the reinsured risks.  Security can take the form of collateral (in the form of security posted with a trustee pursuant to a related agreement, or evergreen letter of credit), or guaranty by a related third party that we believe has the ability to pay.  The security amount is a function of the policyholder liabilities (unearned premiums, losses and LAE reserves) or other amounts that are more representative of the amounts at risk.  Excess security is required when a reinsurer does not meet the above financial requirements to provide a “cushion” for inadequate estimates of policyholder liabilities.  Unless there is some mitigating factor, we control the ability to set policyholder liability amounts for security purposes.

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

We had fixed-maturity securities with a fair value of $349.2 million and an amortized cost of $339.4 million as of June 30, 2016 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of June 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations from operating cash flows.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of June 30, 2016.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$386,198	$36,962	10.58%
200 basis point increase	374,015	24,779	7.10%
100 basis point increase	361,730	12,494	3.58%
No change	349,236	—	—
100 basis point decrease	336,492	(12,744)	(3.65)%
200 basis point decrease	323,695	(25,541)	(7.31)%
300 basis point decrease	311,149	(38,087)	(10.91)%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of June 30, 2016, we had $44.5 million of debt instruments, gross of debt issuance costs.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number of	Price Paid	as Part of Publicly	May Yet be Purchased
($ in thousands, except share and per share data)	Shares Purchased	Per Share	Announced Plan	Under the Plan
May 1 - May 31, 2016	70,000	10.70	70,000	30,433
June 1 - June 30, 2016	266,266	10.46	266,266	27,648
Total	336,266		336,266

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

STATE NATIONAL COMPANIES, INC.

Date:	August 8, 2016	/s/ Terry Ledbetter
Terry Ledbetter
Chief Executive Officer

Date:	August 8, 2016	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document