Form 10-Q
period 2016-09-30
State National Companies, Inc.
filed 2016-11-09
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2016
(Common stock, $.001 par value)	41,924,440 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $327,823, $327,764, respectively)	$337,568	$329,522
Equity securities – available-for-sale, at fair value (cost – $3,266, $4,796, respectively)	3,276	5,544
Total investments	340,844	335,066

Cash and cash equivalents	79,762	51,770
Restricted cash and investments	2,837	3,717
Accounts receivable from agents, net	32,541	23,913
Reinsurance recoverable on paid losses	1,237	1,187
Deferred acquisition costs	1,091	1,075
Reinsurance recoverables	2,291,175	1,911,660
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	16,489	17,163
Interest receivable	1,928	2,158
Income taxes receivable	—	3,330
Deferred income taxes, net	25,207	26,208
Goodwill and intangible assets, net	12,768	5,958
Other assets	4,759	4,353
Total assets	$2,810,638	$2,387,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	September 30,	December 31,
	2016	2015
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,654,905	$1,364,774
Unearned premiums	673,677	585,448
Allowance for policy cancellations	64,742	59,610
Deferred ceding fees	32,700	29,119
Accounts payable to agents	2,550	2,458
Accounts payable to insurance companies	12,254	3,801
Debt, net	43,772	43,740
Income taxes payable	1,320	—
Other liabilities	33,086	35,151
Total liabilities	2,519,006	2,124,101

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,196,683 and 42,699,550 shares issued at September 30, 2016 and December 31, 2015, respectively)	42	43
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015)	—	—
Additional paid-in capital	227,817	224,719
Retained earnings	57,574	37,322
Accumulated other comprehensive income	6,199	1,373
Total shareholders’ equity	291,632	263,457
Total liabilities and shareholders’ equity	$2,810,638	$2,387,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenues:
Premiums earned	$33,700	$30,156	$94,293	$85,145
Commission income	389	340	1,015	1,074
Ceding fees	19,263	18,837	52,424	49,360
Net investment income	2,001	2,008	6,141	5,961
Realized net investment gains (losses)	2,063	(571)	1,707	880
Other income	501	381	1,416	1,228
Total revenues	57,917	51,151	156,996	143,648

Expenses:
Losses and loss adjustment expenses	13,755	14,773	42,587	40,955
Commissions	1,408	1,207	4,235	3,964
Taxes, licenses, and fees	960	910	2,466	2,185
General and administrative	17,235	14,456	51,377	46,649
Interest expense	565	510	1,655	1,515
Total expenses	33,923	31,856	102,320	95,268

Income (loss) before income taxes	23,994	19,295	54,676	48,380

Income taxes:
Current tax expense (benefit)	10,801	8,864	21,292	21,878
Deferred tax expense (benefit)	(2,130)	(1,965)	(1,597)	(4,250)
	8,671	6,899	19,695	17,628
Net income (loss)	$15,323	$12,396	$34,981	$30,752

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.37	$0.28	$0.83	$0.70
Diluted earnings per share	0.37	0.28	0.83	0.70

Dividends, per share	$0.06	$0.06	$0.18	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net income (loss)	$15,323	$12,396	$34,981	$30,752

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(1,771)	370	6,744	(1,393)
Tax effect on unrealized holding gains (losses) during the period	620	(130)	(2,360)	491
Less: reclassification adjustments for realized gains included in net income	626	393	680	(630)
Tax effect on reclassification adjustments for realized gains included in net income	(219)	(137)	(238)	217
Other comprehensive income (loss)	(744)	496	4,826	(1,315)

Total comprehensive income (loss)	$14,579	$12,892	$39,807	$29,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2014	$44	$220,577	$16,108	$4,143	$240,872
Stock-based compensation expense	—	4,142	—	—	4,142
Dividends declared	—	—	(6,196)	—	(6,196)
Repurchase of common stock	(1)	—	(17,256)	—	(17,257)
Net income (loss)	—	—	44,666	—	44,666
Other comprehensive income (loss), net of tax	—	—	—	(2,770)	(2,770)
Balance at December 31, 2015	43	224,719	37,322	1,373	263,457
Stock-based compensation expense	—	3,098	—	—	3,098
Dividends declared	—	—	(7,623)	—	(7,623)
Repurchase of common stock	(1)	—	(7,106)	—	(7,107)
Net income (loss)	—	—	34,981	—	34,981
Other comprehensive income (loss), net of tax	—	—	—	4,826	4,826
Balance at September 30, 2016	$42	$227,817	$57,574	$6,199	$291,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Operating activities
Net cash provided by (used in) operating activities	$48,938	$40,843

Investing activities
Purchase of investments	(60,754)	(73,598)
Proceeds from sale of investments	55,120	22,141
Proceeds from maturities and principal receipts	17,679	23,734
Proceeds from dispositions of property and equipment	78	448
Purchase of property and equipment	(724)	(644)
Acquisition of consolidated subsidiaries, net of cash obtained	(17,320)	—
Net cash provided by (used in) investing activities	(5,921)	(27,919)

Financing activities
Dividends paid	(5,077)	(3,540)
Repurchase of common stock	(9,948)	—
Net cash provided by (used in) financing activities	(15,025)	(3,540)

Net change in cash and cash equivalents	27,992	9,384
Cash and cash equivalents at beginning of period	51,770	38,348
Cash and cash equivalents at end of period	$79,762	$47,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Summary of Significant Accounting Policies

Description of Business

State National Companies, Inc. (the “Company”) refers to a group of companies that conducts insurance-related activities along two major segments.  The Company’s Program Services segment generates fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  Substantially all of the underwriting risk associated with the Program Services segment is ceded to unaffiliated, highly rated reinsurance companies or other reinsurers that provide collateral.  The Company’s Lender Services segment generates premiums primarily from the sale of collateral protection insurance (“CPI”), which insures automobiles or other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  The Company includes the results of operations of an acquired business in its consolidated financial statements from the date of the acquisition.

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

The interim financial data as of September 30, 2016 and 2015 is unaudited.  However, in the opinion of the Company’s management (“Management”), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the results for the interim period.  The results of operations for the period ended September 30, 2016 and 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

Income Taxes

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at September 30, 2016 and December 31, 2015.

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

In April 2015, the FASB issued an accounting standards update (ASU 2015-03), “Interest – Imputation of Interest” (Topic 835).  The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  The FASB therefore issued ASU 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015.  The Company adopted ASU 2015-03 on January 1, 2016.

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

In September 2015, the FASB issued an accounting standards update (ASU 2015-16), “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments” (Topic 805) which applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition will be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company adopted the provisions of this ASU on January 1, 2016.

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

In March 2016, the FASB issued an accounting standards update (ASU 2016-09), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC).  Instead, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur.  In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them.  The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The Company prospectively adopted the provisions of this ASU on January 1, 2016 and the impact was immaterial to financial results.  There would have been no impact to prior periods.

In May 2016, the FASB issued an accounting standards update (ASU 2016-12), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”  The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP.  The amendments also clarify how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  This ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard which is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  The Company will be evaluating what impact, if any, this ASU will have on financial results and disclosures.

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

In August 2016, the FASB issued an accounting standards update (ASU 2016-14), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU amends guidance related to debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions.  The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  The Company does not expect financial results and disclosures to be significantly impacted by this ASU.

Reclassifications

The Company adopted ASU 2015-03, “Interest – Imputation of Interest” on January 1, 2016.  Presentation of “Other Assets” and “Debt, net” on the prior year balance sheet have been retrospectively adjusted to reflect the adoption of this ASU.  The 2015 presentation of each line was adjusted by $760 thousand to reflect the netting of unamortized debt issuance costs.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
September 30, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$28,024	$468	$—	$28,492
Government agency	1,532	35	—	1,567
State and municipality	57,008	2,683	(13)	59,678
Industrial and miscellaneous	148,897	5,198	(1,101)	152,994
Residential mortgage-backed	54,558	1,259	(169)	55,648
Commercial mortgage-backed	34,801	1,134	(47)	35,888
Redeemable preferred stock	3,003	298	—	3,301
Total fixed-maturity securities	327,823	11,075	(1,330)	337,568

Equity securities
Non-redeemable preferred stock	3,266	116	(106)	3,276
Total equity securities	3,266	116	(106)	3,276
Total investments	$331,089	$11,191	$(1,436)	$340,844

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$18,890	$124	$(35)	$18,979
Government agency	2,025	31	(7)	2,049
State and municipality	68,461	1,895	(14)	70,342
Industrial and miscellaneous	132,797	2,139	(2,618)	132,318
Residential mortgage-backed	80,566	1,213	(793)	80,986
Commercial mortgage-backed	22,235	68	(150)	22,153
Redeemable preferred stock	2,790	16	(111)	2,695
Total fixed-maturity securities	327,764	5,486	(3,728)	329,522

Equity securities
Non-redeemable preferred stock	4,012	422	(69)	4,365
Common stock	784	414	(19)	1,179
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
State and municipality	$361	$(13)	$—	$—	$361	$(13)
Industrial and miscellaneous	11,629	(413)	5,366	(688)	16,995	(1,101)
Residential mortgage-backed	7,135	(65)	4,571	(104)	11,706	(169)
Commercial mortgage-backed	2,261	(29)	785	(18)	3,046	(47)
Total fixed-maturity securities	21,386	(520)	10,722	(810)	32,108	(1,330)

Equity securities
Non-redeemable preferred stock	646	(20)	914	(86)	1,560	(106)
Total equity securities	646	(20)	914	(86)	1,560	(106)
	$22,032	$(540)	$11,636	$(896)	$33,668	$(1,436)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$2,757	$(23)	$1,290	$(12)	$4,047	$(35)
Government agency	665	(7)	—	—	665	(7)
State and municipality	405	(1)	369	(13)	774	(14)
Industrial and miscellaneous	74,782	(2,139)	2,440	(479)	77,222	(2,618)
Residential mortgage-backed	31,090	(258)	13,227	(535)	44,317	(793)
Commercial mortgage-backed	13,317	(147)	413	(3)	13,730	(150)
Redeemable preferred stock	1,020	(51)	292	(60)	1,312	(111)
Total fixed-maturity securities	124,036	(2,626)	18,031	(1,102)	142,067	(3,728)

Equity securities
Non-redeemable preferred stock	2,067	(69)	—	—	2,067	(69)
Common stock	753	(19)	—	—	753	(19)
Total equity securities	2,820	(88)	—	—	2,820	(88)
	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.  Management believes that the temporary impairments are primarily the result of widening credit spreads, and that despite the wider credit spreads, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment. For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses.  There were 70 securities in an unrealized loss position at September 30, 2016.  Over 66% of these investments were investment-grade at September 30, 2016.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.

Therefore, Management does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities for the nine months ended September 30, 2016 and 2015 were $55.1 million and $22.1 million, respectively.

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

The following table presents the Company’s gross realized gains (losses) for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2016	2015	2016	2015
Realized gains:
Fixed-maturity securities	$1,134	$159	$2,146	$1,307
Equity securities	497	13	573	170
Gross realized gains	1,631	172	2,719	1,477
Realized losses:
Fixed-maturity securities	(205)	(434)	(615)	(561)
Equity securities	(35)	—	(133)	—
Other-than-temporary impairment losses on fixed-maturity securities	—	—	(90)	—
Gross realized losses	(240)	(434)	(838)	(561)
Change in fair value of embedded derivatives	672	(309)	(174)	(36)
Net realized investment gains (losses)	$2,063	$(571)	$1,707	$880

The Company had two non-cash exchanges of investment securities for the nine months ended September 30, 2016 and four non-cash exchanges for the nine months ended September 30, 2015.  Non-cash consideration received for these exchanges was $533 thousand and $1.6 million for the nine months ended September 30, 2016 and September 30, 2015 respectively.  Gains of $153 thousand and $72 thousand were recognized on these exchanges and are reflected in “Realized net investment gains” on the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of September 30, 2016:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$13,278	$13,437
Due after one year through five years	127,022	130,139
Due after five years through ten years	83,800	86,968
Due after ten years	14,364	15,489
Residential mortgage-backed securities	54,558	55,647
Commercial mortgage-backed securities	34,801	35,888
	$327,823	$337,568

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes $0.9 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.26% of the Company’s total investments as of September 30, 2016.  The Company does not own mortgage derivatives.

Net investment income for the periods ended September 30, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2016	2015	2016	2015

Interest on investments	$2,074	$2,087	$6,409	$6,256
Dividends	148	77	387	176
Gross investment income	2,222	2,164	6,796	6,432
Investment expenses	(221)	(156)	(655)	(471)
Net investment income	$2,001	$2,008	$6,141	$5,961

The Company’s insurance subsidiaries, State National Insurance Company, Inc. (“SNIC”), National Specialty Insurance Company (“NSIC”), United Specialty Insurance Company (“USIC”) and United National Specialty Insurance Company (“UNSIC”) are required to maintain deposits in various states where they are licensed to operate.  These deposits consisted of fixed-maturity securities at fair values totaling $76.9 million and $53.5 million at September 30, 2016 and December 31, 2015, respectively.

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

	2016		2015
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$19,137	35.0%	$16,933	35.0%
Tax-exempt income	(332)	(0.6)	(347)	(0.7)
State income taxes	948	1.7	1,234	2.6
Other	(58)	(0.1)	(192)	(0.5)
Total income tax expense (benefit)	$19,695	36.0%	$17,628	36.4%

4. Reinsurance

Through unaffiliated general agents, the Company’s insurance subsidiaries write property and casualty lines of business in the Program Services segment.  This business is written and reinsured pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are tripartite agreements executed by the Company’s insurance subsidiaries, the reinsurer, and the general agent.  Substantially all of the underwriting risk associated with this business is borne by the reinsurer.  As compensation for writing this business, the Company’s insurance subsidiaries receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents.  In most instances, if the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.

Certain insurance subsidiaries write business in the Lender Services segment through an affiliated general agent.  The Company is party to a reinsurance agreement in which it cedes 30% of certain CPI policies to CUMIS Insurance Society, Inc. (“CUNA Mutual”) and receives a ceding commission related to these policies.

The Company earns minimum ceding fees on certain programs based on estimates of annual premiums to be written for those programs that are subject to minimum premium levels and related ceding fees.  The Company re-estimated its 2015 annual projection for such programs during the third quarter 2015, which resulted in an additional $1.9 million of minimum ceding fees earned for the three and nine month periods ended September 30, 2015.  The Company re-estimated its 2016 annual projection for such programs during the third quarter 2016, which resulted in an additional $0.6 million of minimum ceding fees earned for the three and nine month periods ended September 30, 2016.

The Company’s insurance subsidiaries remain liable for unearned premiums and unpaid losses and loss adjustment expenses with respect to reinsurance ceded should the reinsurer be unable to meet its obligations.  Management considers the possibility of a reinsurer becoming unable to meet its obligations as remote due to the reinsurers’ financial stability, A.M. Best Company rating, size, security funds available, and other factors as appropriate.  Following is a summary of these balances:

	September 30,	December 31,
($ in thousands)	2016	2015
Ceded unearned premiums	$647,724	$559,638
Ceded loss and loss adjustment expense reserves	1,643,451	1,352,022
Total reinsurance recoverables	2,291,175	1,911,660
Secured reinsurance recoverables	(1,651,068)	(1,527,335)
Unsecured reinsurance recoverables	$640,107	$384,325

The fair value of all collateral held by the Company’s insurance subsidiaries for reinsurers for whom we require collateral is approximately 135% of the related reinsurance recoverables as of September 30, 2016, with the lowest ratio for any such reinsurer being 103%.

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

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

September 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$28,492	$—	$28,492
Government agency	—	1,567	—	1,567
State and municipality	—	59,678	—	59,678
Industrial and miscellaneous	—	152,994	—	152,994
Residential mortgage-backed	—	55,648	—	55,648
Commercial mortgage-backed	—	35,888	—	35,888
Redeemable preferred stock	—	3,301	—	3,301
Total fixed-maturity securities	—	337,568	—	337,568

Equity securities
Non-redeemable preferred stock	—	3,276	—	3,276
Total equity securities	—	3,276	—	3,276
Total investments	$—	$340,844	$—	$340,844

December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$18,979	$—	$18,979
Government agency	—	2,049	—	2,049
State and municipality	—	70,342	—	70,342
Industrial and miscellaneous	—	132,318	—	132,318
Residential mortgage-backed	—	80,986	—	80,986
Commercial mortgage-backed	—	22,153	—	22,153
Redeemable preferred stock	—	2,695	—	2,695
Total fixed-maturity securities	—	329,522	—	329,522

Equity securities
Non-redeemable preferred stock	—	4,365	—	4,365
Common stock	—	1,179	—	1,179
Total equity securities	—	5,544	—	5,544
Total investments	$—	$335,066	$—	$335,066

The fair value of embedded derivatives included in Level 2 securities was $8.6 million at September 30, 2016 and December 31, 2015, respectively.

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending September 30, 2016 and December 31, 2015.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at September 30, 2016 and December 31, 2015.

6. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  The Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended September 30, 2016 was $347 thousand (2015 - $226 thousand) and the nine months ended September 30, 2016 was $1.1 million (2015 - $901 thousand).

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

The fair value of the restricted shares granted is determined based on the most recent trading price of the stock as of the grant date.  The fair value of each stock option grant is established on the grant date using the Black-Scholes option pricing model.  There were no options granted during the nine month period ended September 30, 2015.  The Company granted 575,000 options during the nine month period ended September 30, 2016.  The following table summarizes the assumptions used to value these options:

	Grant Date
	February 8, 2016	June 22, 2016
Options granted	500,000	75,000
Risk-free rate of return	1.25%	1.27%
Expected dividend yields	2.44%	2.30%
Expected volatility	26.53%	26.66%
Expected award life (years)	5.50	5.50

A summary of the Company’s restricted shares and stock options activity for the nine months ended September 30, 2016 and 2015 is shown below:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
September 30, 2016	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	144,362	$10.05	1,855,918	$3.22
Granted	211,383	12.00	575,000	1.93
Forfeited	—	—	—	—
Vested	(11,028)	10.88	(927,955)	3.22
Nonvested at end of period	344,717	11.22	1,502,963	2.73

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
September 30, 2015	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	12,000	$10.00	2,783,873	$3.22
Granted	241,088	10.02	—	—
Forfeited	—	—	—	—
Vested	(12,000)	10.00	(927,955)	3.22
Nonvested at end of period	241,088	10.02	1,855,918	3.22

Compensation expense for all share-based compensation was $1.2 million for the three months ended September 30, 2016 and $942 thousand for the three months ended September 30, 2015.  Compensation expense for all share-based compensation was $3.1 million for the nine months ended September 30, 2016 and $2.9 million for the nine months ended September 30, 2015.

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

The Company’s writings in California, Texas, Florida and New York comprised 57% and 56% of gross premiums written for the periods ending September 30, 2016 and 2015, respectively. The four largest reinsurers with unsecured reinsurance recoverables, all of which are rated A or higher by A.M. Best, accounted for approximately 17%, 13%, 7%, and 6% of the Company’s unsecured reinsurance recoverables at September 30, 2016.

9.  Commitments and Contingencies

The Company is involved in various legal proceedings incidental to its normal business activities.  Management of the Company does not anticipate that the outcome of such legal actions will have a material effect on the Company’s consolidated financial position or results of operations.

The Company’s insurance subsidiaries are subject to assessments from various insurance regulatory agencies related to insurance company insolvencies.  Management is not aware of any material assessments for which notice has not yet been received.  However, to the extent that such assessments are made, the Company has the contractual right to recover these amounts from the underlying reinsurers.

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

The Company entered into an agreement to acquire an excess and surplus lines, or non-admitted, shell company for $2.3 million plus the fair value of investments.  The agreement is subject to regulatory approvals and customary closing conditions.

10. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands, except for per share amounts)	2016	2015	2016	2015

Numerator for both basic and diluted earnings per share:
Net income (loss)	$15,323	$12,396	$34,981	$30,752

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	41,937,467	44,247,102	42,196,075	44,239,410

Dilutive effect of outstanding securities (determined using the treasury stock method)	3,451	725	19,771	4,837

Weighted-average common shares outstanding and potential common shares outstanding	41,940,918	44,247,827	42,215,846	44,244,247

11. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2016	2015	2016	2015
Revenues:
Program	$19,266	$18,841	$52,427	$49,350
Lender	34,577	30,873	96,715	87,332
Corporate	4,074	1,437	7,854	6,966
Consolidated revenues	$57,917	$51,151	$156,996	$143,648

Income (loss) before income taxes:
Program	$15,485	$14,895	$40,608	$38,293
Lender	8,292	5,522	17,049	12,614
Corporate	217	(1,122)	(2,981)	(2,527)
Consolidated income (loss) before income taxes	$23,994	$19,295	$54,676	$48,380

The following table summarizes the financial assets of the Company’s segments as of the periods indicated:

	September 30,	December 31,
($ in thousands)	2016	2015
Assets:
Program	$2,328,952	$1,935,104
Lender	15,923	15,834
Corporate	465,763	436,620
	$2,810,638	$2,387,558

12. Common Stock

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase of up to $50 million in shares of the Company's common stock through December 31, 2016. Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  During the nine months ended September 30, 2016, the Company purchased 697,098 shares of its common stock at an aggregate purchase price including commissions of $7.1 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

A summary of common stock repurchases for the period October 1, 2016 through November 9, 2016 (subsequent to September 30, 2016) and for the period ended September 30, 2016 is as follows:

	October 1 -	Nine months ended
($ in thousands, except share and per share data)	November 9, 2016	September 30, 2016
Shares repurchased	272,243	697,098
Average price per share	$10.71	$10.16
Aggregate cost	$2,924	$7,107
Authorization remaining at end of period	$22,795	$25,711

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

14. Business Combinations

On September 30, 2016 (“the acquisition date”), the Company acquired 100% of the outstanding common shares of United National Specialty Insurance Company,  an admitted shell company with licenses in 49 states.    The purpose of the acquisition is to provide exclusive capacity for one of our programs.

The acquisition date fair value of the consideration transferred totaled $18.6 million in cash.  The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date.  The estimated fair values of assets acquired and liabilities assumed are provisional and are subject to change.

September 30,
($ in thousands)	2016
Fixed-maturity securities	$9,940
Cash and cash equivalents	1,260
Reinsurance recoverables	15,104
Interest receivable	30
Goodwill and intangible assets, net	7,350
Total identifiable assets acquired	$33,684

Unpaid losses and loss adjustment expenses	$13,237
Unearned premiums	1,867
Total liabilities assumed	15,104

Net assets acquired	$18,580

There is no goodwill to assign to reporting segments.  The indefinite lived intangible asset is assigned to the Program Services segment.  The Company recognized $117 thousand of acquisition related costs that were expensed in the current period.  These costs are included in the condensed consolidated statements of income as “General and administrative” expenses.

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

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier (“fronting”) capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the underwriting risks in connection with our fronting arrangements to our capacity providers.  As such, this segment generates very large gross premiums with no net premiums (except for the run-off of the retained business as described below).  In many cases, we hold significant collateral to secure the associated reinsurance recoverables.  Furthermore, to the extent funds related to settling balances

(premiums, commissions and losses) between the GAs and the reinsurers are not the obligation of the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts.  In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

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

Recent Developments

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase of up to $50 million in shares of the Company's common stock through December 31, 2016.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  During the nine months ended September 30, 2016, the Company purchased 697,098 shares of its common stock at an aggregate purchase price including commissions of $7.1 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

On September 28, 2016, the Company entered into an agreement to acquire a non-admitted property and casualty shell company.  The agreement is subject to regulatory approvals and customary closing conditions.

On September 30, 2016, the Company acquired 100% of the outstanding common shares of United National Specialty Insurance Company (“UNSIC”), an admitted shell company with licenses in 49 states.    The purpose of the acquisition is to provide exclusive capacity for one of our programs.

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

We currently have a significant program with Nephila Capital, Ltd. (“Nephila”) under which we granted Nephila the exclusive right to utilize the Company as issuing carrier for U.S. catastrophe exposed property insurance from 2015 through 2019.  Nephila is a hedge fund with approximately $11 billion in assets under management that participates in the market for catastrophe exposed property business.  In exchange for this exclusive right, Nephila has agreed to pay State National contractual minimum ceding fees totaling $51.5 million through 2019. The minimum ceding fees are subject to State National maintaining its “A” A.M. Best rating and potential reductions to the extent that State National is unable to provide production year capacity or is otherwise constrained from writing premium.  Also, under certain circumstances, Nephila may terminate the exclusivity, which would reduce the contractual minimum ceding fees to a total of $32.5 million for 2016 through 2019.  In the event of such a termination, State National would have the ability to write the catastrophe exposed property business for other capacity providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees.”  In addition, State National and Nephila have an alliance under which State National acquired one admitted property and casualty insurance shell company and has entered into an agreement to acquire one non-admitted property and casualty insurance shell company, which will be used exclusively to write the direct business produced by Nephila.  Nephila will have a three year option to purchase these companies beginning three years after the shell companies first write premium. In the event that the option is exercised, contractual minimum payments to State National will extend for an additional two years.

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of September 30, 2016, we had net reserves of $3.8 million related to this business.

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

Ceding fees.  Ceding fees are fees we receive in the Program Services segment in exchange for providing access to the U.S. property and casualty insurance market and are based on the gross premiums we write on behalf of our GA and capacity provider clients.  We earn ceding fees in a manner consistent with the recognition of the gross premiums earned on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured, which policies often have a one year term.

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

Losses and loss adjustment expenses.  Losses and loss adjustment expenses (“LAE”) include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims.  We record loss and LAE related to estimates of future claim payments based on historical experience.  We seek to establish all reserves at the most likely ultimate exposure based on historical claims experience.  We revise our estimates as we receive additional information about claims and the total costs of settlement.

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

Ratios

Program Services Ratios

Program gross expense ratio.  The program gross expense ratio is a measure of our ability to earn increasing amounts of ceding fees with only minimal incremental expense in our Program Services business.  Expressed as a percentage, this is the ratio of general and administrative expense incurred to gross written premium.  Our GAs and capacity providers are responsible for providing all underwriting, policy administration, claims handling and other traditional insurance company services.  As a result, we are able to produce significant premium volume with only minimal operating expenses.  In addition, our fixed costs are a large component of the operating expenses while the incremental costs are small and are dependent upon the size and complexity of the programs being supported.  Our program gross expense ratio was 1.1% for the nine months ended September 30, 2016 and 2015.  Our objective is to produce a gross expense ratio in a range of 1.0% to 1.5%.

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

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned. For the nine months ended September 30, 2016 and 2015, our net loss ratio was 44.1% and 45.7%, respectively.  This decrease is primarily due to an increase in premiums earned, resulting in part from pricing adjustments on our CPI product.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the nine months ended September 30, 2016 and 2015, our net expense ratio was 40.4% and 42.1%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the nine months ended September 30, 2016 and 2015, our net combined ratio was 84.5% and 87.8%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our return on equity at December 31, 2015 was 17.7%. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratios.  Our financial leverage ratio at September 30, 2016 was 15.0%, as compared to 16.6% at December 31, 2015.  Our objective is to maintain a financial leverage ratio in the range of 20% to 35% over the long-term.

Critical Accounting Estimates

Our consolidated financial statements include amounts that, either by their nature or due to the requirements of generally accepted accounting principles in the U.S. (“GAAP”), are determined using estimates and assumptions.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances.  While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.  We believe the items that require the most subjective and complex estimates are: unpaid losses and LAE reserves, allowance for policy cancellations, unearned premium reserve, reinsurance recoverable, valuation of our investment portfolio, assessment of other-than-temporary impairments (“OTTI”) and minimum ceding fees.

There were no significant changes to our critical accounting policies and estimation processes during the nine months ended September 30, 2016.  Our critical accounting policies and estimation processes are described in our audited consolidated financial statements and the related notes in the Company’s 2015 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Premiums earned	$33,700	$30,156	$94,293	$85,145
Commission income	389	340	1,015	1,074
Ceding fees	19,263	18,837	52,424	49,360
Net investment income	2,001	2,008	6,141	5,961
Realized net investment gains (losses)	2,063	(571)	1,707	880
Other income	501	381	1,416	1,228
Total revenues	57,917	51,151	156,996	143,648

Expenses:
Losses and loss adjustment expenses	13,755	14,773	42,587	40,955
Commissions	1,408	1,207	4,235	3,964
Taxes, licenses, and fees	960	910	2,466	2,185
General and administrative	17,235	14,456	51,377	46,649
Interest expense	565	510	1,655	1,515
Total expenses	33,923	31,856	102,320	95,268

Income (loss) before income taxes	23,994	19,295	54,676	48,380

Income tax expense (benefit)	8,671	6,899	19,695	17,628

Net income (loss)	$15,323	$12,396	$34,981	$30,752

Consolidated Results of Operations for the Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Premiums earned.  Premiums earned increased by $3.5 million, from $30.2 million for the three months ended September 30, 2015 to $33.7 million for the three months ended September 30, 2016.  This increase was due to an increase in Lender Services premiums earned.  Factors contributing to this increase are new sales, pricing adjustments and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Realized net investment gains (losses).  Realized net investment gains increased by $2.7 million, from a loss of $0.6 million for the three months ended September 30, 2015 to a gain of $2.1 million for the three months ended September 30, 2016.  This is partially related to the liquidation of fixed maturity securities for the purchase of UNSIC and expected acquisition of a non-admitted shell company.  Also, contributing to the increase is the change in fair value of embedded derivatives on the Company’s convertible securities.

Losses and loss adjustment expenses.  Losses and LAE decreased by $1.0 million, from $14.8 million for the three months ended September 30, 2015 to $13.8 million for the three months ended September 30, 2016, which is due to prior year strengthening of reserves on the run-off of the retained business for Program Services.

General and administrative expense.  General and administrative expense increased by $2.7 million, from $14.5 million for the three months ended September 30, 2015 to $17.2 million for the three months ended September 30, 2016, reflecting investment in strategic growth, increased public company expenses, professional fees and stock-based compensation.

Income tax expense.  Income tax expense increased by $1.8 million, from $6.9 million for the three months ended September 30, 2015 to $8.7 million for the three months ended September 30, 2016, primarily due to the overall increase in net income before tax.

Consolidated Results of Operations for the Nine Months ended September 30, 2016 compared with the Nine Months ended September 30, 2015

Premiums earned.  Premiums earned increased by $9.2 million, from $85.1 million for the nine months ended September 30, 2015 to $94.3 million for the nine months ended September 30, 2016.  This increase was due to an increase in Lender Services premiums earned.  Factors contributing to this increase are new sales, pricing adjustments and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Ceding fees.  Ceding fees increased by $3.0 million, from $49.4 million for the nine months ended September 30, 2015 to $52.4 million for the nine months ended September 30, 2016, primarily due to an increase in Program gross premiums earned.  Program Services gross premiums earned increased from $745.4 million for the nine months ended September 30, 2015 to $872.1 million for the nine months ended September 30, 2016, resulting in an increase in premium related ceding fees of $5.2 million from new and existing accounts.  Capacity fees decreased $2.1 million for the nine months ended September 30, 2016 compared to September 30, 2015 due to an increase in premium-related fees and a decrease in minimum contractual fees for 2016 compared to 2015.

Realized net investment gains (losses).  Realized net investment gains increased by $0.8 million, from a gain of $0.9 million for the nine months ended September 30, 2015 to a gain of $1.7 million for the nine months ended September 30, 2016.  This is partially related to the liquidation of fixed maturity securities for the purchase of UNSIC and expected acquisition of a non-admitted shell company.  Also, contributing to the increase is the change in fair value of embedded derivatives on the Company’s convertible securities.

Losses and loss adjustment expenses.  Losses and LAE increased by $1.6 million, from $41.0 million for the nine months ended September 30, 2015 to $42.6 million for the nine months ended September 30, 2016, which is primarily the result of increased exposure due to higher earned premiums and an increase in claim severity for the Lender Services segment.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $4.8 million, from $46.6 million for the nine months ended September 30, 2015 to $51.4 million for the nine months ended September 30, 2016, reflecting investment in strategic growth, increased public company expenses, professional fees and stock-based compensation.

Income tax expense.  Income tax expense increased by $2.1 million, from $17.6 million for the nine months ended September 30, 2015 to $19.7 million for the nine months ended September 30, 2016, primarily due to the overall increase in net income before tax.

Program Services Segment - Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Premiums earned	$3	$4	$3	$(10)
Ceding fees	19,263	18,837	52,424	49,360
Total revenues	19,266	18,841	52,427	49,350

Expenses:
Losses and loss adjustment expenses	96	1,090	1,001	2,057
Commissions	2	—	5	2
Taxes, licenses, and fees	2	(1)	13	8
General and administrative	3,681	2,857	10,800	8,990
Total expenses	3,781	3,946	11,819	11,057

Income (loss) before income taxes	$15,485	$14,895	$40,608	$38,293

Program gross expense ratio	1.1%	1.0%	1.1%	1.1%
Gross premiums written	$350,541	$280,975	$957,962	$842,033
Gross premiums earned	$311,463	$258,621	$872,090	$745,407

Program Services Segment Results of Operations for the Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Losses and loss adjustment expenses.  Losses and LAE decreased by $1.0 million, from $1.1 million for the three months ended September 30, 2015 to $0.1 million for the three months ended September 30, 2016, which is due to prior year strengthening of reserves on the run-off of the retained business.

General and administrative expense.  General and administrative expense increased by $0.8 million, from $2.9 million for the three months ended September 30, 2015 to $3.7 million for the three months ended September 30, 2016, reflecting investment in strategic growth and increased professional fees.

Program Services Segment Results of Operations for the Nine Months ended September 30, 2016 compared with the Nine Months ended September 30, 2015

Ceding fees.  Ceding fees increased by $3.0 million, from $49.4 million for the nine months ended September 30, 2015 to $52.4 million for the nine months ended September 30, 2016, primarily due to an increase in Program gross premiums earned.  Program Services gross premiums earned increased from $745.4 million for the nine months ended September 30, 2015 to $872.1 million for the nine months ended September 30, 2016, resulting in an increase in premium related ceding fees of $5.2 million from new and existing accounts.  Capacity fees decreased $2.1 million for the nine months ended September 30, 2016 compared to September 30, 2015 due to an increase in premium-related fees and a decrease in minimum contractual fees for 2016 compared to 2015.

Losses and loss adjustment expenses.  Losses and LAE decreased by $1.1 million, from $2.1 million for the nine months ended September 30, 2015 to $1.0 million for the nine months ended September 30, 2016, which is due to prior year strengthening of reserves on the run-off of the retained business.

General and administrative expense.  General and administrative expense increased by $1.8 million, from $9.0 million for the nine months ended September 30, 2015 to $10.8 million for the nine months ended September 30, 2016, reflecting investment in strategic growth and increased professional fees.

Lender Services Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Premiums earned	$33,697	$30,152	$94,290	$85,155
Commission income	389	340	1,015	1,074
Other income	491	381	1,410	1,103
Total revenues	34,577	30,873	96,715	87,332

Expenses:
Losses and loss adjustment expenses	13,659	13,683	41,586	38,898
Commissions	1,406	1,207	4,230	3,962
Taxes, licenses, and fees	958	911	2,453	2,177
General and administrative	10,262	9,550	31,397	29,681
Total expenses	26,285	25,351	79,666	74,718

Income (loss) before income taxes	$8,292	$5,522	$17,049	$12,614

Net loss ratio	40.5%	45.4%	44.1%	45.7%
Net expense ratio	37.5%	38.7%	40.4%	42.1%
Net combined ratio	78.0%	84.1%	84.5%	87.8%

Gross premiums written	$45,746	$40,522	$114,688	$102,635
Net premiums written	$37,517	$33,039	$94,433	$84,452

Lender Services Segment Results of Operations for the Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Premiums earned.  Premiums earned increased by $3.5 million, from $30.2 million for the three months ended September 30, 2015 to $33.7 million for the three months ended September 30, 2016.  Factors contributing to this increase are new sales, pricing adjustments and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Losses and loss adjustment expenses.  Losses and LAE remained flat for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015, despite an increase in premiums earned. The increase in premiums earned is attributed primarily to pricing adjustments while claim severity slightly decreased.

General and administrative expense.  General and administrative expense increased by $0.7 million, from $9.6 million for the three months ended September 30, 2015 to $10.3 million for the three months ended September 30, 2016, reflecting investment in strategic growth and increased professional fees.

Lender Services Segment Results of Operations for the Nine Months ended September 30, 2016 compared with the Nine Months ended September 30, 2015

Premiums earned.  Premiums earned increased by $9.1 million, from $85.2 million for the nine months ended September 30, 2015 to $94.3 million for the nine months ended September 30, 2016.  Factors contributing to this increase are new sales, pricing adjustments and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $2.7 million, from $38.9 million for the nine months ended September 30, 2015 to $41.6 million for the nine months ended September 30, 2016, which is primarily the result of increased exposure due to higher earned premiums and an increase in claim severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $1.7 million, from $29.7 million for the nine months ended September 30, 2015 to $31.4 million for the nine months ended September 30, 2016, reflecting investment in strategic growth and increased professional fees.

Corporate Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015

Revenues:
Net investment income	$2,001	$2,008	$6,141	$5,961
Realized net investment gains (losses)	2,063	(571)	1,707	880
Other income	10	—	6	125
Total revenues	4,074	1,437	7,854	6,966

Expenses:
General and administrative	3,292	2,049	9,180	7,978
Interest expense	565	510	1,655	1,515
Total expenses	3,857	2,559	10,835	9,493

Income (loss) before income taxes	217	(1,122)	(2,981)	(2,527)

Income tax expense (benefit)	8,671	6,899	19,695	17,628

Net income (loss)	$(8,454)	$(8,021)	$(22,676)	$(20,155)

Corporate Segment Results of Operations for the Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

Realized net investment gains (losses).  Realized net investment gains increased by $2.7 million, from a loss of $0.6 million for the three months ended September 30, 2015 to a gain of $2.1 million for the three months ended September 30, 2016.  This is partially related to the liquidation of fixed maturity securities for the purchase of UNSIC and expected acquisition of a non-admitted shell company.  Also, contributing to the increase is the change in fair value of embedded derivatives on the Company’s convertible securities.

General and administrative expense.  General and administrative expense increased by $1.3 million, from $2.0 million for the three months ended September 30, 2015 to $3.3 million for the three months ended September 30, 2016, reflecting investment in strategic growth, increased professional fees and stock-based compensation.

Income tax expense.  Income tax expense increased by $1.8 million, from $6.9 million for the three months ended September 30, 2015 to $8.7 million for the three months ended September 30, 2016, primarily due to the overall increase in net income before tax.

Corporate Segment Results of Operations for the Nine Months ended September 30, 2016 compared with the Nine Months ended September 30, 2015

Realized net investment gains (losses).  Realized net investment gains increased by $0.8 million, from a gain of $0.9 million for the nine months ended September 30, 2015 to a gain of $1.7 million for the nine months ended September 30, 2016.  This is partially related to the liquidation of fixed maturity securities for the purchase of UNSIC and expected acquisition of a non-admitted shell company.  Also, contributing to the increase is the change in fair value of embedded derivatives on the Company’s convertible securities.

General and administrative expense.  General and administrative expense increased by $1.2 million, from $8.0 million for the nine months ended September 30, 2015 to $9.2 million for the nine months ended September 30, 2016, reflecting investment in strategic growth, increased professional fees and stock-based compensation.

Income tax expense.  Income tax expense increased by $2.1 million, from $17.6 million for the nine months ended September 30, 2015 to $19.7 million for the nine months ended September 30, 2016, primarily due to the overall increase in net income before tax.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of September 30, 2016, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 13.6% of the portfolio at September 30, 2016, compared to 12.3% at December 31, 2015.  The average duration, excluding convertible securities, was approximately 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors.  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
September 30, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$327,823	$11,075	$(1,330)	$337,568
Total equity securities	3,266	116	(106)	3,276
Total investments	$331,089	$11,191	$(1,436)	$340,844

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$327,764	$5,486	$(3,728)	$329,522
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

The table below summarizes the credit quality of our fixed-maturity securities as of September 30, 2016, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$28,024	$28,492	8.44%
AAA	89,804	92,621	27.44%
AA, AA+, AA-	99,125	101,976	30.21%
A, A+, A-	44,456	46,137	13.67%
BBB, BBB+, BBB-	47,226	48,962	14.50%
BB+ and lower	19,188	19,380	5.74%
Total	$327,823	$337,568	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of September 30, 2016, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$13,278	$13,437
Due after one year through five years	127,022	130,139
Due after five years through ten years	83,800	86,968
Due after ten years	14,364	15,489
Residential mortgage-backed securities	54,558	55,647
Commercial mortgage-backed securities	34,801	35,888
	$327,823	$337,568

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$21,386	$(520)	$10,722	$(810)	$32,108	$(1,330)
Total equity securities	646	(20)	914	(86)	1,560	(106)
Total investments	$22,032	$(540)	$11,636	$(896)	$33,668	$(1,436)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$124,036	$(2,626)	$18,031	$(1,102)	$142,067	$(3,728)
Total equity securities	2,820	(88)	—	—	2,820	(88)
Total investments	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

There were 70 and 237 securities at September 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of widening credit spreads, and that despite the wider credit spreads, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  We do not intend to sell or believe we will be required to sell any of our temporarily-

impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $76.9 million and $53.5 million at September 30, 2016 and December 31, 2015, respectively.  The increase in the amounts on deposit at September 30, 2016 is due to an increase in the required deposits for workers’ compensation business and deposits acquired in the acquisition of UNSIC.

Fair value of financial instruments.  ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are all considered level 2 investments.

Liquidity

We are organized as a holding company with four domestic insurance company subsidiaries, as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fees, investment income and proceeds from sales and maturities of investments.  Our primary uses of operating funds include payments of claims and operating expenses.  We pay claims using cash flow from operations and invest our excess cash primarily in fixed-income securities.  We expect that projected cash flows from operations and our revolving credit facility will provide us with sufficient liquidity to fund our anticipated growth and to pay claims and operating expenses, interest on debt facilities and other holding company expenses for the foreseeable future.  However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term.  If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.  We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

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

The following table is a summary of our consolidated statements of cash flows:

	Nine Months Ended
	September 30,
($ in thousands)	2016	2015

Cash and cash equivalents provided by (used in):
Operating activities	$48,938	$40,843
Investing activities	(5,921)	(27,919)
Financing activities	(15,025)	(3,540)
Net change in cash and equivalents	$27,992	$9,384

Comparison of Nine Months Ended September 30, 2016 and 2015

Net cash used in operating activities increased $8.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in Lender Services and Program Services operating results.

Net cash used in investing activities decreased $22.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the liquidation of investments related to the acquisition of UNSIC and expected acquisition of a non-admitted shell company.  These decreases were largely offset by the purchase of UNSIC on September 30, 2016 in the amount of $17.3 million, net of cash acquired.

Net cash used in financing activities increased $11.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the settlement of $9.9 million in stock repurchases in 2016 and an increase of $1.5 million in dividends paid in 2016.

Other Material Changes in Financial Position

	September 30,	December 31,
($ in thousands)	2016	2015
Selected Assets:
Accounts receivable from agents, net	$32,541	$23,913
Reinsurance recoverable on paid losses	1,237	1,187
Reinsurance recoverables	2,291,175	1,911,660
Goodwill and intangible assets, net	12,768	5,958
Deferred income taxes, net	25,207	26,208

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,654,905	$1,364,774
Unearned premiums	673,677	585,448
Allowance for policy cancellations	64,742	59,610
Deferred ceding fees	32,700	29,119
Debt, net	43,772	43,740
Other liabilities	33,086	35,151

Accounts receivable from agents, net.  This balance reflects ceding fees, premiums and premium taxes receivable. During the nine months ended September 30, 2016, accounts receivable from agents increased $8.6 million from December 31, 2015, primarily as a result of an increase in Program Services receivables.  This increase partially relates to an agreement with Nephila we entered into effective January 1, 2016.  For Nephila, we will, at Nephila’s request, transfer certain exposures that are otherwise reinsured by Nephila’s quota share reinsurer to excess reinsurers.  In instances where this agreement is utilized, State National enters into an agreement directly with excess reinsurers, and Nephila guarantees the obligation of those excess reinsurers and pays the premiums on our behalf on a quarterly basis in arrears.  We purchased one excess reinsurance policy under this agreement during 2016.  The remainder of the increase relates to one of our arrangements under which we are responsible to certain reinsurers for the collection and payment of premiums.  As a result, the related premiums receivable and payable are reflected in our balance sheet.

Goodwill and intangible assets, net.    As of September 30, 2016, goodwill and intangible assets increased $6.8 million compared to September 30, 2015 primarily due to an increase in indefinite-lived intangible assets of $7.4 million related to the UNSIC acquisition.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of September 30, 2016, we held $2.3 billion in collateral securing $1.7 billion in reinsurance recoverables.  In addition, we had $640.1 million of unsecured reinsurance recoverables, of which $632.8 million related to the Program Services segment and $7.3 million related to our quota share reinsurance with CUNA Mutual, an A.M. Best “A” rated carrier.  During the nine months ended September 30, 2016, reinsurance recoverables increased $379.5 million from December 31, 2015, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  These factors also caused an increase in the corresponding unearned premiums and unpaid losses and loss adjustment expenses of $88.2 million and $290.1 million, respectively.

Allowance for policy cancellations.  As of September 30, 2016, the allowance for policy cancellations increased by $5.1 million from December 31, 2015, primarily due to the volume and timing of CPI premiums written in the most recent three months of 2016 compared to the last three months of 2015.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the nine months ended September 30, 2016 and 2015 included upward revisions to prior year estimates of $1.5 million and $0.8 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the nine months ended September 30, 2016 and 2015 was approximately $0.7 million and $0.5 million, respectively.

Other liabilities.  As of September 30, 2016, other liabilities decreased by $2.1 million from December 31, 2015, primarily due to settlements of the annual executive bonuses, stock repurchases and a decrease in funds held related to payments made for a run off program.  This is partially offset by a $2.5 million quarterly dividend accrual as of September 30, 2016.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts.  The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  These debentures’ interest rates range from 3.80% to 4.10% plus the 3-month LIBOR.  The three month LIBOR at September 30, 2016, was 0.85%.  All of the debentures mature between 2032 and 2034.

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

We also evaluate the credit risk of our investment portfolio.  The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Approximately 66% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

We had fixed-maturity securities with a fair value of $337.6 million and an amortized cost of $327.8 million as of September 30, 2016 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of September 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations from operating cash flows.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of September 30, 2016.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$299,827	$(37,741)	-11.18%
200 basis point increase	311,802	(25,766)	-7.63%
100 basis point increase	324,446	(13,122)	-3.89%
No change	337,568	—	—
100 basis point decrease	350,862	13,294	3.94%
200 basis point decrease	364,840	27,272	8.08%
300 basis point decrease	379,609	42,041	12.45%

Changes in interest rates would affect the fair value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of September 30, 2016, we had $44.5 million of debt instruments, gross of debt issuance costs.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair value of the variable-rate debt.

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

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number of	Price Paid	as Part of Publicly	May Yet be Purchased
($ in thousands, except share and per share data)	Shares Purchased	Per Share	Announced Plan	Under the Plan
July 1 - July 31, 2016	47,621	10.44	47,621	27,151
August 1 - August 31, 2016	103,300	10.35	103,300	26,081
September 1 - September 30, 2016	36,390	10.18	36,390	25,711
Total	187,311		187,311

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

STATE NATIONAL COMPANIES, INC.

Date:	November 9, 2016	/s/ Terry Ledbetter
Terry Ledbetter
Chief Executive Officer

Date:	November 9, 2016	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document