Form 10-K
period 2016-12-31
State National Companies, Inc.
filed 2017-03-14
CIK 1610793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:  001-36712

STATE NATIONAL COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0017421
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1900 L. Don Dodson Drive
Bedford, Texas	76021

(Address of Principal Executive Offices)	(Zip Code)

(817) 265-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was $306,522,656.

As of March 14, 2017, the registrant had 41,924,440 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 18, 2017 are incorporated by reference into Part III of this Form 10-K.

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

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier (“fronting”) arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees. Our broad licensing authority, strong A.M. Best “A” (Excellent) rating, which is the third highest out of fifteen rating categories used by A.M. Best, and track record of over 28 consecutive years of profitable operations allow us to act as the policy-issuing carrier for business produced by GAs.

We reinsure substantially all of the underwriting and operating risks in connection with our fronting arrangements to our capacity providers.  In many cases, we hold significant collateral to secure the associated reinsurance recoverables. We have ceded over $13 billion in premiums over the past 28 years with no unpaid reinsurance recoverables.  Because we generally only write in these lines on a fronting basis, GAs and reinsurers can be confident that we will not compete with them with respect to the business they write through us. In exchange for providing our insurance capacity, licensing and rating to our GA and capacity provider clients, we receive ceding fees averaging in excess of 5% of gross written premiums.  In addition, we require minimum annual fees, which we refer to as “capacity fees” for smaller programs, programs with uncertain premium volume or a program that involves exclusivity.

Our Lender Services segment generates premium primarily from providing CPI to our credit union, bank and specialty finance clients.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan. Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan. Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.  We believe that we are the only vertically integrated CPI provider focused primarily on this product offering, and that the breadth and flexibility of our services enable us to provide our lender clients with responsive and customized policy terms, services and reporting to better serve their needs.  We service our CPI clients through InsurTrak, our proprietary technology platform that allows both us and our clients to track and manage a CPI program. We believe our InsurTrak system is highly scalable with the capacity to service a much larger volume of business without significant changes to the system. As of December 31, 2016, we had over 600 CPI clients with portfolios totaling 5.1 million CPI loans. In addition, our integrated CPI platform and InsurTrak have contributed to our ability to write business for credit unions, banks and specialty finance companies.

We have an exclusive relationship with CUNA Mutual Insurance Society (“CUNA Mutual”) to provide CPI to credit unions.  CUNA Mutual is a leading insurance company focused on providing a range of insurance products to credit unions in the U.S. This alliance has enabled us to achieve a leading market share in the credit union CPI market. In 2014, we amended our relationship with CUNA Mutual to increase our retention of the business subject to the alliance to 70% from 50% for policies written on or after July 1, 2014.

We write our insurance business through our insurance company subsidiaries, which have expansive licenses to write insurance in the U.S.  State National Insurance Company, Inc. (“SNIC”) and National Specialty Insurance Company (“NSIC”) are admitted carriers licensed to write property and casualty business in all 50 states and the District of Columbia.  City National Insurance Company (“CNIC”) is an admitted carrier licensed to write property and casualty business in 49 states and the District of Columbia.  United Specialty Insurance Company (“USIC”) is an admitted carrier in Delaware and is eligible to write surplus lines in all 50 states and the District of Columbia.  Effective January 1, 2017, the Company acquired Fireman’s Fund Insurance Company of Ohio, an excess and surplus lines, or non-admitted, shell company.  The company was subsequently renamed Independent Specialty Insurance Company (“ISIC”).  SNIC, NSIC and USIC operate under an intercompany pooling arrangement in order to take advantage of our strong “A” (Excellent) group rating from A.M. Best.  We have received regulatory approval to add CNIC and ISIC to the intercompany pooling arrangement in 2017.

Our long history of profitable operations has enabled us to maintain our “A” (Excellent) A.M. Best rating while writing gross premiums in excess of $1.4 billion in 2016 on approximately $296 million of shareholders’ equity, or over four times operating leverage at December 31, 2016. As of December 31, 2016, we had total assets of approximately $2.9 billion. The following table sets forth selected financial data for the periods presented:

	Year Ended
	December 31,
($ in thousands)	2016	2015	2014
Program Services
Gross written premium	$1,301,756	$1,119,125	$909,501
Net written premium	3	(3)	(5)
Ceding fees	73,314	67,956	45,732
Pre-tax income	57,643	53,503	34,646

Lender Services
Gross written premium	$161,500	$145,962	$124,624
Net written premium	132,593	120,511	99,079
Premiums earned	129,651	118,069	96,654
Pre-tax income (loss)	24,043	18,816	(4,650)

Adjusted pre-tax income (1)	24,043	18,816	13,150

Consolidated
Gross written premium	$1,463,256	$1,265,087	$1,034,125
Net written premium	132,596	120,508	99,074
Ceding fees	73,314	67,956	45,732
Pre-tax income	76,813	69,554	1,317
Net income	49,077	44,666	11,013

Adjusted pre-tax income (1)	76,813	69,554	45,864
Adjusted net income (2)	49,077	44,666	28,683

(1)

Adjusted pre-tax income is considered a non-GAAP financial measure because it reflects the following adjustments to pre-tax income, which is the most directly comparable measure calculated in accordance with GAAP: the amount of founder special compensation, non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods before and after the completion of our private placement in June 2014.  Management uses adjusted pre-tax income to evaluate core financial performance against historical results without the effect of these items.  For a reconciliation of this non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”

(2)

Adjusted net income is considered a non-GAAP financial measure because it reflects the following adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP: the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented, and the exclusion (net of tax benefit) of the increase in the Company’s deferred tax asset as a result of the conversion to C Corporation status, the amount of founder special compensation, non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods before and after the completion of our private placement in June 2014.  For a reconciliation of this non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”

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

Our History

The Ledbetter family founded a small general agency in 1973 selling CPI exclusively in Texas. By the late 1970s, the Company began to expand the CPI business beyond Texas.  Also at that time, we began to receive inquiries from other carriers and GAs seeking to access the Texas non-standard automobile market, and recognized the opportunity to act as an issuing carrier.  The volume of this fronting business grew significantly.  Most of this business was non-standard automobile insurance in the state of Texas written by a county mutual insurance company that we managed, and all of this business was 100% reinsured. No A.M. Best rating was required and the business could be written at very high leverage ratios.  This high degree of leverage, the related reinsurer credit underwriting undertaken to support that leverage, and the significant collateral held against potential losses, were the foundation of our Program Services business model.

In 1984, we formed SNIC to write our CPI business directly. SNIC received an “A” (Excellent) rating from A.M. Best in 1993, and has maintained the rating for over 20 years.  Over the years, we expanded our fronting and CPI operations outside of Texas and acquired additional insurance subsidiaries.

In 2009, we formed an exclusive relationship with CUNA Mutual, a leading provider of insurance products to credit unions. This alliance has enabled us to achieve a leading market share in the credit union CPI market.

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

We reinsure substantially all of the underwriting risk and business risk to the capacity providers and collect ceding fees on the transactions we facilitate. We remain exposed to the credit risk of capacity providers, or the risk that one of our capacity providers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. To mitigate this credit risk of capacity providers, we have established financial criteria for selecting capacity providers as well as comprehensive methodologies and systems to monitor and mitigate this risk. See “—Relationships with Capacity Providers and Producers” below.

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

In connection with writing Program Services business, we enter into agency and reinsurance agreements with both the producer (typically GAs) and the capacity provider (reinsurer) whereby the producer and capacity provider are generally required to deal directly with each other to develop business structures and terms and to implement and maintain the ongoing contractual relationship.  In a number of cases, the producer and capacity provider for a program are part of the same organization or are otherwise affiliated. The producer generally is the party that will handle the marketing and underwriting of the policies (subject to certain limitations), the overall administration of the business, including preparing reports and making payments (i.e. premiums, commissions, losses, loss adjustment expenses, assessments, etc.) required pursuant to the applicable agreements, and handling of claims (up to certain limits and in some cases in conjunction with the reinsurer). The reinsurer typically undertakes to monitor the producer and to be responsible for the performance of the producer.  As a result of our contract design, substantially all of the underwriting risk and business risk inherent in the arrangement is borne by the reinsurer.  We take the risk of insolvency or other failure to pay by a capacity provider and also have potential liability for a breach of our obligations on limited matters, such as a fraudulent or criminal act on our part, fines or penalties assessed for our willful misconduct, a failure to defend an action or prosecute an appeal or our bad faith or negligent rejection of a settlement within policy limits.

To the extent the funds for premiums, commissions, losses, assessments and other payments are not the obligation of the Company and are settled directly between the producer and reinsurer, we do not record any receivables or payables.  This direct settlement of balances due between the parties has several benefits to us, including reduced leverage ratios, increased Best’s Capital Adequacy Ratio (“BCAR”) score (used by A.M. Best to monitor capital adequacy), and reduced staffing requirements.

As compensation for writing this business, we receive ceding fees generally from the GAs or other producers.  If a producer defaults on its obligation to pay these fees (or any other amount due), the capacity provider is generally obligated to make the payment under the guarantee contained in the contracts.  We charge ceding fees averaging in excess of 5% of gross written premium.  The fee may be adjusted upward if, for example, the business uses more surplus (i.e., has a longer tail) or requires more administration or oversight due to collateral requirements.  In addition, we require minimum annual fees, which we refer to as “capacity fees” for smaller programs, programs with uncertain premium volume or a program that involves exclusivity.

We select GAs based on their experience, capacity to provide the necessary services, reputation and financial stability. We regularly monitor the performance of our GAs to ensure that there is no material deterioration with respect to such factors over time.

We generally require new capacity providers to either have an A.M. Best rating of “A-” (Excellent) or better, have equity and/or capital and surplus of at least $300 million and not have other issues that impact credit quality negatively or post substantial collateral.  If a capacity provider does not meet our selection criteria, we utilize a number of risk mitigating levers, including requiring the posting of collateral and excess collateral, equity and/or capital and surplus and financial covenants, guarantees by affiliates and premium and/or policy limit caps.  We review historical financial results of proposed capacity providers to assess financial stability.

Our contracts relating to collateral typically provide for changes in the level of collateral required based on estimates of reinsurance recoverables. Our contracts may also provide for changes in level of collateral required based on certain events, such as changes in a capacity provider’s ratings and level of equity and/or capital and surplus. See “—Reinsurance.”

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

Geographic Distribution

We write our insurance business through our insurance company subsidiaries.  The following table sets forth the distribution of our Program Services gross premium written by state as a percent of total gross premium written for the years ended December 31, 2016, 2015 and 2014:

Program gross premium written	Years Ended
	December 31,
($ in thousands)	2016		2015		2014
California	$248,541	19.1%	$240,114	21.5%	$182,178	20.0%
Texas	215,420	16.5%	175,100	15.6%	117,713	12.9%
Florida	189,649	14.6%	123,927	11.1%	81,456	9.0%
New York	117,959	9.1%	136,168	12.2%	127,299	14.0%
Louisiana	56,050	4.3%	30,638	2.7%	25,746	2.8%
New Jersey	52,597	4.0%	43,259	3.9%	38,710	4.3%
Arizona	49,418	3.8%	36,270	3.2%	33,527	3.7%
Illinois	34,696	2.7%	21,875	2.0%	15,169	1.7%
Other jurisdictions	337,426	25.9%	311,774	27.9%	287,703	31.6%
Total	$1,301,756	100.0%	$1,119,125	100.0%	$909,501	100.0%

Lender Services Segment

Business Overview

In our Lender Services segment, we primarily offer CPI, which insures automobiles or other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies. CPI is added by lenders to the loans of borrowers who do not uphold their obligation to the lender to insure the collateral underlying the loan. The product is underwritten directly by us. We also provide ancillary insurance products that we do not actively market. For the year ended December 31, 2016, approximately 95% of our CPI business was written with credit unions.  In our CPI business, for 2016, the average lender loan balance was approximately $15,100 and our average claim was approximately $2,900. As of December 31, 2016, we had over 600 CPI clients and with portfolios totaling 5.1 million CPI loans.

Relationship with CUNA Mutual.  We entered into a Collateral Protection Alliance Agreement with CUNA Mutual in 2009, which we refer to as the alliance agreement, which provided us access to a wider array of credit union clients and added significant additional scale to our CPI business.  This alliance has enabled us to achieve a leading market share in the credit union CPI market.  Pursuant to the alliance with CUNA Mutual, CUNA Mutual outsourced CPI administration and claims handling to us.

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

Allowance for Policy Cancellations.  We experience a high level of policy cancellations with our CPI product because borrowers often purchase insurance at the traditional rates that provides protection for them in addition to their lender.  As such, our recorded CPI premiums written are those that we expect to earn, and we record an allowance for policy cancellations for the estimated amount of return premiums and policy fees, net of commission expense and premium taxes, associated with expected future policy cancellations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates—Allowance for Policy Cancellations” in Item 7 of this report.

Ancillary Products

As part of our agreement with CUNA Mutual, we no longer market any non-CPI products to credit unions, which include, for example, Guaranteed Auto Protection (“GAP”) insurance (covers the difference between the value of the collateral and the outstanding loan balance) and, mortgage protection insurance.  For all non-CPI products, except for GAP, we act as an agent rather than an underwriter.

Sales and Marketing

Because of our exclusive relationship with CUNA Mutual, we have focused our CPI sales efforts primarily on credit unions. We have also sold CPI programs opportunistically to banks and specialty lending institutions. As of December 31, 2016, we had over 600 CPI clients nationwide and focus on developing new relationships on an ongoing basis. Measured by premium volume, as of December 31, 2016, approximately 89% of our CPI clients have been with us for two or more years and approximately 73% have been with us for five or more years.

CPI is sold by full-time sales professionals whose territories are organized geographically in order to facilitate extensive face-to-face interactions and to develop and leverage regional expertise. Sales managers are paid bonuses monthly based on sales volume. These bonuses are uncapped and may exceed annual salary. Most sales managers we hire have prior experience selling to financial institutions. In addition, our alliance with CUNA Mutual provides us with access to their sales force.  That sales force is valuable, in part, because CUNA Mutual has business relationships with most credit unions nationwide.  The alliance agreement with CUNA Mutual requires CUNA Mutual to assist in the sale of new CPI loans, and CUNA Mutual provides incentives to their sales force to achieve sales goals.

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

Service Operations Center.  Another key component of our service offering is our service operations center. The service operations center handles calls from borrowers and is available 24 hours a day, 7 days a week. During regular business hours, borrowers can speak with a representative, while after hours callers receive answers to routine insurance questions using an interactive voice response system.  Borrowers can also submit insurance information online, through the mail to a dedicated P.O. Box, or via a dedicated fax line.

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

Competition

The CPI market is very competitive.  However, we believe the CPI market is mature and has significant barriers to entry, such as the required investment in technology and industry-specific knowledge. We compete primarily on the basis of price, coverages offered, claims handling, customer service, geographic coverage, financial strength ratings, licenses, reputation, technology, relationships with business partners and experience. We compete in the credit union market chiefly with two other CPI providers, Allied Solutions (“Allied”) and Southwest Business Corporation (“SWBC”). Allied is a Carmel, Indiana-based independent agency selling over 100 commercial and consumer insurance products with a similar market share to us. Allied has grown principally through acquisitions since its founding in 1977 and was sold to Securian, the parent corporation of Minnesota Life Insurance Company, in 2004. SWBC is a San Antonio, Texas-based GA selling a wide range of insurance, mortgage and investment products to commercial and consumer clients. Together with these two companies, we served approximately 72% of the total credit union CPI market in 2016, with the remainder being assorted smaller players and businesses which have opted to self-insure.

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

Geographic Distribution

The following table sets forth the distribution of our Lender Services gross premium written by state as a percent of total gross premium written for the years ended December 31, 2016, 2015 and 2014:

Lender gross premium written	Years Ended
	December 31,
($ in thousands)	2016		2015		2014
Texas	$18,955	11.7%	$17,809	12.2%	$16,550	13.3%
Pennsylvania	9,489	5.9%	8,156	5.6%	6,306	5.1%
Missouri	8,824	5.5%	7,600	5.2%	7,161	5.7%
New York	8,672	5.4%	8,990	6.2%	7,853	6.3%
California	8,646	5.4%	8,182	5.6%	6,781	5.4%
Florida	7,867	4.9%	5,921	4.1%	5,007	4.0%
Michigan	7,665	4.7%	5,069	3.5%	4,728	3.8%
Washington	7,433	4.6%	4,120	2.8%	2,049	1.6%
Other states	83,949	52.0%	80,115	54.9%	68,189	54.7%
Total	$161,500	100.0%	$145,962	100.0%	$124,624	100.0%

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

In our Program Services business, we have developed standardized forms of agreements, including our quota share reinsurance agreement, which we use in substantially all of our fronting arrangements.  Under our fronting arrangements, we generally enter into a 100% quota share reinsurance agreement whereby we cede to the reinsurer substantially all of our gross liability under all policies issued by and on behalf of us by the general agent.  The reinsurer is generally entitled to 100% of the net premiums received on policies reinsured, less the ceding fee to us, the commission paid to the general agent and premium taxes on the policies.  The reinsurer assumes and is liable for substantially all losses incurred in connection with the risks under the reinsurance agreement, including judgments and settlements.  See “Risk Factors—Risks Relating to Our Program Services Segment— Some of our fronting arrangements contain limits on the reinsurer’s obligations to us.” in Item 1A of this report.

Our capacity providers generally pay incurred losses directly, and we do not need to access the collateral.  The collateral is usually held by a bank trustee and is available to be accessed by us to pay the losses incurred in the unusual case in which a capacity provider does not pay such losses.

As of December 31, 2016, we held $2.2 billion in collateral securing $1.7 billion in reinsurance recoverables. Collateral held to support reinsurance recoverables generally consists of securities with a NAIC Securities Valuation Office rating of one or evergreen letters of credit.  The remaining unsecured reinsurance recoverables of $664.6 million are ceded to highly-rated, well capitalized reinsurers.  The following table sets forth our ten largest gross reinsurance recoverables by reinsurer as of December 31, 2016:

	A. M. Best	Gross	Collateral	Net
10 Largest Gross Recoverables	Rating	Recoverables	Held	Recoverables
($ in thousands)
Star Insurance Company	B++	$549,453	$600,596	$(51,143)
Knight Insurance Company, LTD.	B++	496,628	591,090	(94,462)
JRG Reinsurance Company	A	163,542	188,545	(25,003)
Lloyd's Syndicate 2357	A	111,680	—	111,680
Tokio Millennium Re AG (US Branch)	A++	97,901	—	97,901
State Automobile Mutual Insurance Company	A-	82,622	97,390	(14,768)
Sussex Insurance Company	NR	54,891	77,375	(22,484)
TIG Insurance Company	NR	53,363	86,878	(33,515)
Lloyd's Syndicate 2001	A+	44,547	—	44,547
Technology Insurance Company, Inc.	A	40,880	—	40,880
Total		1,695,507	1,641,874	53,633
Other recoverables total		647,357	581,134	66,223
Total recoverables		$2,342,864	$2,223,008	$119,856

Collateral held is applied to each reinsurer, up to the amount of the gross recoverable, to determine the net recoverable for each reinsurer.  The following table sets forth our ten largest net reinsurance recoverables by reinsurer as of December 31, 2016:

	A. M. Best	Gross	Collateral	Net
10 Largest Net Recoverables	Rating	Recoverables	Applied	Recoverables
($ in thousands)
Lloyd's Syndicate 2357	A	$111,680	$—	$111,680
Tokio Millennium Re AG (US Branch)	A++	97,901	—	97,901
Lloyd's Syndicate 2001	A+	44,547	—	44,547
Technology Insurance Company, Inc.	A	40,880	—	40,880
QBE Insurance Corporation	A	36,526	—	36,526
Swiss Reinsurance America Corporation	A+	36,307	—	36,307
Endurance Assurance Corporation	A	27,927	—	27,927
Lloyd's Syndicate 4444	A	27,720	—	27,720
Brit Syndicate 2987	A	24,073	—	24,073
Guideone Mutual Insurance Company	A	20,268	—	20,268
Total		467,829	—	467,829
Other recoverables total		1,875,035	1,678,243	196,792
Total recoverables		$2,342,864	$1,678,243	$664,621

The following table sets forth our aggregate reinsurance recoverables by reinsurer rating as of December 31, 2016:

	% of Total	Gross	Collateral	Net
Reinsurer Rating	Recoverables	Recoverables	Applied	Recoverables
($ in thousands)
A++	4.2%	$98,522	$224	$98,298
A+	4.3%	100,485	4,120	96,365
A	28.0%	656,241	247,381	408,860
A-	7.4%	172,390	153,867	18,523
B++	45.3%	1,060,582	1,060,582	—
B+	0.2%	5,636	5,636	—
B	0.3%	5,846	5,846	—
F	0.7%	17,448	17,448	—
NR	9.6%	225,714	183,139	42,575
Total	100.0%	$2,342,864	$1,678,243	$664,621

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

Loss Reserves

We record loss reserves for estimated losses under the insurance policies that we write and for loss adjustment expenses (“LAE”) related to the investigation and settlement of those losses. Our reserves for losses and LAE represent the estimated cost of all reported and unreported losses and LAE incurred and unpaid at any given point in time based on known facts and circumstances.

For the years ended December 31, 2016 and 2015, our loss reserves, net of reinsurance recoverables, were $12.8 million and $12.8 million, respectively.  Since almost all of Program Services losses are ceded, our net loss reserves are primarily related to Lender Services business.  There were no significant changes in the key assumptions utilized in the analysis and calculations of our loss reserves during the years ended December 31, 2016 and 2015.

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

The majority of our net loss reserves carried relates to our CPI business.  This business is short-tailed due to the nature of the coverages provided, which means that length of time between the assumption of a risk and the payment of claims in respect of that risk is a relatively short period.

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

With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2016 and 2015.  If circumstances bear out our assumptions, losses incurred in 2016 should develop similarly to losses incurred in 2015 and prior years. Thus, if the net loss ratio for premiums written in a given accident year is 40%, we expect that the net loss ratio for premiums written in that same accident year evolving in Year 2 would also be 40%.  However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

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

Loss Reserves evaluated as of December 31, 2016

($ in millions)

Sensitivity Range	Net Loss & LAE Reserves
Low end of the range	$12.1
Carried reserves	$12.8
High end of the range	$14.0

The resulting range derived from this sensitivity analysis would have increased net reserves by approximately $1.2 million, or decreased net reserves by approximately $0.7 million, at December 31, 2016.  The increase would have reduced pre-tax net income and stockholders’ equity by approximately $1.2 million.  The decrease would have increased pre-tax net income and stockholders’ equity by approximately $0.7 million.  A change in our reserves for net losses and LAE would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2016, 2015 and 2014, reflecting changes in losses incurred and paid losses:

($ in thousands)	2016	2015	2014

Balance at January 1,	$1,364,774	$1,209,905	$1,016,641
Reinsurance recoverables	(1,352,022)	(1,199,780)	(1,006,892)
Net balance at January 1,	12,752	10,125	9,749

Incurred related to:
Current year	58,200	53,965	41,314
Prior year	556	1,788	(493)
Total incurred	58,756	55,753	40,821

Paid related to:
Current year	48,918	45,239	34,251
Prior year	9,810	7,887	6,194
Total paid	58,728	53,126	40,445

Net balance at December 31,	12,780	12,752	10,125
Reinsurance recoverables	1,690,926	1,352,022	1,199,780
Balance at December 31,	$1,703,706	$1,364,774	$1,209,905

The table below shows our case reserves and reserves for estimated losses that have been incurred but not reported for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
($ in thousands)	2016	2015	2014
Case reserves for unpaid losses and LAE, gross of related reinsurance recoverable	$556,507	$495,260	$427,879
IBNR reserves for unpaid losses and LAE, gross of related reinsurance recoverable	1,147,199	869,514	782,026
Unpaid losses and LAE, gross of related reinsurance recoverable	$1,703,706	$1,364,774	$1,209,905

Case reserves for unpaid losses and LAE, net of related reinsurance recoverable	$8,448	$8,564	$6,383
IBNR reserves for unpaid losses and LAE, net of related reinsurance recoverable	4,332	4,188	3,742
Unpaid losses and LAE, net of related reinsurance recoverable	$12,780	$12,752	$10,125

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

The estimate for ultimate losses incurred on a net basis related to prior years increased by $0.6 million in 2016, increased by $1.8 million in 2015 and decreased by $0.5 million in 2014. The unfavorable development in 2016 is primarily related to reserve strengthening on run-off programs in our Program Services segment ($1.1 million).  The unfavorable development in 2015 is primarily related to reserve strengthening on run-off programs in our Program Services segment ($2.0 million).  The favorable development in 2014 is primarily due to $0.7 million of favorable development in our Lender Services segment.  All of these changes were the result of the re-estimation of unpaid losses and LAE due to ongoing analyses of recent loss development trends as new data becomes available. We had no significant changes in reserving assumptions or methodologies.  See “Notes to Consolidated Financial Statements—Note 11. Losses and Loss Adjustment Expenses” in Part IV of this report.

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

Employees

We had over 400 employees at December 31, 2016, none of whom is covered by a collective bargaining agreement.  We believe that our employee relationships are good.

Regulation

General

We are subject to extensive regulation in the United States.  SNIC, and its wholly-owned subsidiaries, NSIC and USIC, together operate in all fifty states and the District of Columbia.  CNIC is a wholly-owned subsidiary of USIC and operates in fourty-nine states and the District of Columbia.  SNIC, NSIC and CNIC are Texas domiciled insurers while USIC is domiciled in Delaware.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states of Texas and Delaware generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital in excess of 200% of the authorized control level as of December 31, 2016.

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

In 2016 and 2015, our insurance subsidiaries (other than CNIC) had two ratios departing from the usual range of values.  It is not uncommon for our insurance subsidiaries to have unusual values for a few IRIS ratios because of our specialized business model.  These deviations are primarily caused by the high volume of ceded premium in our Program Services segment and the low interest rate environment over the last few years, along with a lower investment yield in SNIC because a large portion of its investment portfolio is investment in subsidiaries.  In 2016, CNIC, our recently acquired licensed shell company through which we have not yet written business, had four ratios depart from the usual range of values related to the Company’s purchase of CNIC.

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

Dividends

Our insurance subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, including in our domiciliary states, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. The maximum amount of dividends that our insurance subsidiaries could pay without regulatory approval was $26.9 million and $23.0 million as of December 31, 2016 and 2015, respectively. Also, most states, including Texas and Delaware, restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. In addition, state insurance regulators may limit or restrict an insurance company’s ability to pay shareholder dividends or as a condition to issuance of a certificate of authority, as a condition to a change of control approval or for other regulatory reasons.

Enterprise Risk and Other New Developments

In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The Amended Model Act and Regulation imposes more extensive informational requirements on an insurance holding company system in order to protect the licensed insurance companies from enterprise risk, including requiring it to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest in the domestic insurer to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner.  Many states have adopted some or all of the changes in the Amended Model Act and Regulation, including Texas and Delaware, where our insurance subsidiaries are domiciled. The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments.

Change of Control

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the Company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators of our insurance subsidiaries (and in any other state in which the Company may be deemed to be commercially domiciled by reason of concentration of its insurance business within such state) and may also require pre-notification in certain other states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2016, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Creditor-Placed Insurance

The NAIC Creditor-Placed Insurance Model Act (“Creditor-Placed Model Act”) applies to insurance placed in connection with automobile loans and creates a legal framework within which creditor-placed insurance may be written and helps to maintain the separation between creditors and insurers.  It also serves to minimize the possibilities of unfair competitive practices in the sale of creditor-placed insurance. The Creditor-Placed Model Act has only been adopted by a few states, including Arkansas, Michigan, Mississippi, and Tennessee, but other states have also adopted laws and regulations that cover creditor-placed insurance.  There could be an effort, especially from consumer groups, to expand the protections and breadth of the Creditor-Placed Model Act.  The NAIC Property and Casualty Insurance Committee is currently reviewing the Model Act and is tentatively scheduled to provide its proposed revisions (if any) in 2017.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The Amended Model Act and Regulation (discussed above) is a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The Company met the required threshold for filing the ORSA Summary Report in 2015 and filed its first report in 2016.

On July 21, 2010, the President signed into law the Dodd-Frank Act that established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office (“FIO”) initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States.  On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to the U.S. Department of the Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities. The Report also makes recommendations in the areas of insurance sector solvency and marketplace regulation. Each year the FIO also releases an annual report on the insurance industry (“Annual Report”), with its latest Annual Report released in September of 2016. The Annual Report provided a set of recommendations along with providing an overview of the financial performance and condition of the U.S. insurance industry and outlining a number of insurance industry and regulatory developments from the past year.

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

Our Program Services segment offers fronting arrangements to domestic and foreign insurers that want to access specific U.S. property and casualty insurance business, which we collectively refer to as “capacity providers,” and generally reinsure on a quota share basis 100% of the risk under these policies with these carriers in exchange for ceding fees.  Because we cede substantially all of these risks to capacity providers, we generally hold no net reserves for losses or LAE that might arise as a result of claims made under these policies. However, as the issuer of the policies, we remain directly liable to these policyholders.

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

As of December 31, 2016, we held $2.2 billion in collateral securing $1.7 billion in reinsurance recoverables.  The remaining unsecured reinsurance recoverables of $664.6 are ceded to highly-rated, well capitalized reinsurers.  Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount that we are able to recover from our capacity providers or any collateral securing the liabilities. This could occur because the loss experience is higher than expected or due to litigation, regulatory or other extra-contractual liabilities.

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

In our Program Services segment, we provide access to the U.S. property and casualty markets in exchange for ceding fees through our fronting business by providing access to our “A” (Excellent) A.M. Best rating, expansive licensing and reputation.  As part of our business strategy for our Program Services segment, we reinsure substantially all underwriting risk, credit risk and business risk related to our fronting business.  We may be unable to maintain our current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialized fronting model in the future. In recent years, our Program Services segment has benefitted from favorable market conditions, including growth in the role of general agents (“GAs”) and of non-U.S. and other alternative sources of reinsurance.  A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by GAs could limit the amount of fronting business we could write and materially and adversely affect our business, financial condition, results of operations and prospects.

Regulators may challenge our use of fronting arrangements in states in which our capacity providers are not licensed.

We enter into fronting arrangements with GAs and domestic and foreign insurers that want to access specific U.S. property and casualty insurance business in states in which such capacity provider is not licensed or is not authorized to write particular lines of insurance. The capacity provider or the GA administers the business, settles all claims and reinsures substantially all of the risks. We receive ceding fees, but generally do not share in the profits or losses of the business we write for the capacity provider. Some state insurance regulators may object to our fronting arrangements.  In certain states, including Florida, the Insurance Commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer.  In addition, insurance departments in states in which there is no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer, such as New York, could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

If regulators in any of the states where we conduct our fronting business were to prohibit or limit the arrangement, we would be prevented or limited from conducting that business for which a capacity provider is not authorized in those states, unless and until the capacity provider is able to obtain the necessary licenses. This could have a material and adverse effect on our business, financial condition results of operations and prospects.  In particular, we do significant business in Florida.  See “—We write at least half of our Program Services business in several key states and adverse developments in these key states could have a material and adverse effect on our business, financial condition, results of operations and prospects.”

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

Our Program Services segment offers fronting arrangements to both GAs and capacity providers.  Capacity providers may be under common control with a particular GA or they be independent.  An independent capacity provider may reinsure a single book or multiple books with various GAs.  A single GA may control a single book with one capacity provider or multiple books with various capacity providers.

Other insurance companies compete with us for this business. These capacity providers and GAs may choose to enter into fronting arrangements with our competitors or GAs, or capacity providers may terminate fronting arrangements with us if they no longer need access to our fronting capacity or for other reasons.

Our top five GAs measured by ceding fees for the year ended December 31, 2016 accounted for approximately 21%, 19%, 10%, 9% and 5% of our ceding fees in our Program Services segment, respectively. For the years ended December 31, 2016, 2015 and 2014 approximately 40%, 43% and 48% of our ceding fees in our Program Services segment was derived from our top two fronting arrangements. Our top GA, controlled by a single capacity provider, for the year ended December 31, 2016, was Meadowbrook at 21% of Program Services ceding fees and 7.1% of total consolidated revenues.

Our top five capacity providers measured by premium volume for the year ended December 31, 2016 accounted for approximately 23%, 22%, 19%, 7%, and 5% of our gross written premium in our Program Services segment.  For the years ended December 31, 2016, 2015 and 2014 approximately 45%, 53% and 57% of our gross written premium in our Program Services segment was derived from our top two capacity providers. Much of the business concentrated with these capacity providers is also included in the business concentrated with the GAs noted above.

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

For the years ended December 31, 2016, 2015 and 2014 we derived approximately 56%, 60% and 56% of our gross written premium in our Program Services segment in the states of California, Texas, Florida, and New York.  As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states.  Adverse developments relating to any of these conditions could have a material and adverse impact on our business, financial condition, results of operations and prospects. See “Business—Program Services Segment—Geographic Distribution.”

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

While we reinsure substantially all of the risks inherent in our fronting programs, we have in certain cases entered into programs that contain limits on our reinsurers’ obligations to us, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of GAs. For example, under our program with Nephila Capital Ltd., we bear no business or insurance risk except for annual aggregate agreement year losses in excess of a limit that we believe is highly unlikely to be exceeded.  To the extent losses under these programs exceed the prescribed limits, we will be liable to pay the losses in excess of such limits, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our losses resulting from the run-off of the retained business may exceed our reserves.

In the past, we have participated on a quota share basis to a limited extent in certain programs in the Program Services segment.  In early 2012, we reinsured to inception the retained business under most of the active contracts, but others continue to run-off. See “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Factors Affecting Our Operating Results—Run-off of the Retained Business” in Item 7 of this report.  As of December 31, 2016, we had reserves of $3.5 million related to this business.  In the event our losses resulting from this business exceeds our reserves, the excess losses could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Through our Lender Services segment, we provide collateral protection insurance, or CPI, to financial institutions.  Other companies provide similar products to home lenders.  Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and pass on the premium to the borrower. This lender-placed residential hazard insurance has come under increased regulatory scrutiny and has been subject to regulatory changes.  For example, Fannie Mae and Freddie Mac mortgage servicers and their affiliates may not receive commissions or other forms of compensation with lender-placed insurance on government-sponsored enterprise (“GSE”) loans or ceding premiums to a reinsurer affiliated with the servicers.  In addition, state regulators have also taken action to restrict insurance practices related to lender-placed residential hazard insurance.

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

The NAIC Creditor-Placed Insurance Model Act (“Creditor-Placed Model Act”) applies to insurance placed in connection with automobile loans and creates a legal framework within which creditor-placed insurance may be written and helps to maintain the separation between creditors and insurers.  It also serves to minimize the possibilities of unfair competitive practices in the sale of creditor-placed insurance. The Creditor-Placed Model Act has only been adopted by a few states, including Arkansas, Michigan, Mississippi, and Tennessee, but other states have also adopted laws and regulations that cover creditor-placed insurance.  There could be an effort, especially from consumer groups, to expand the protections and breadth of the Creditor-Placed Model Act.  The NAIC Property and Casualty Insurance Committee is currently reviewing the Model Act and is tentatively scheduled to provide its proposed revisions (if any) in 2017.

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

Our alliance with CUNA Mutual has allowed us to significantly increase the amount of CPI business we write due to the business that is generated by CUNA Mutual’s sales and marketing efforts. For the years ended December 31, 2016, 2015 and 2014, the CPI gross premiums written through our alliance with CUNA Mutual represented 63.0%, 60.0% and 56.3% of our total CPI business, respectively.  During 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% from 50% for business written on or after July 1, 2014, and in exchange have made payments to CUNA Mutual totaling $17.8 million.  In addition, the term of the alliance has been extended at least through July 31, 2018.  Thereafter, the agreement will be automatically renewed for consecutive three year terms unless either party provides notice of nonrenewal at least twelve months prior to the expiration date.

If the alliance were to terminate and we no longer had access to those extensive sales and marketing efforts, our ability to continue to grow our CPI business could materially and adversely affected.  CUNA Mutual has the right to terminate its alliance agreement with us upon a change in control of State National or certain of its subsidiaries, which is defined to include any substantial change in the senior management team.  See “Business—Lender Services Segment—Business Overview—Relationship with CUNA Mutual” in Item 1 of this report. In addition, if and when the alliance agreement terminates, depending upon the reason for the termination and subject to certain exceptions, we may be required to buy out CUNA Mutual’s right to participate in future alliance business at a price equal to the previous 12 months net premium times a percentage based on the loss ratio of the business during that period. We estimate that the amount of this payment as of December 31, 2016 would be approximately $25.3 million.

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

We rely on our “A” rating from A.M. Best to operate our Program Services business and our Lender Services business.  There can be no assurances that our insurance subsidiaries will be able to maintain this rating.  Any downgrade in ratings would likely materially adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with clients that might move to other companies with higher ratings. If we lost our “A” rating, our capacity providers would likely seek a higher rated issuing carrier to write their business.

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

Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets, and relationships with our clients.  Our executive officers are:

•	Terry Ledbetter, Chairman and Chief Executive Officer;

•	Matthew Freeman, President;

•	David Hale, Executive Vice President, Chief Operating Officer and Chief Financial Officer;

•	John Pearson, Executive Vice President and National Sales Manager;

•	Trace Ledbetter, Executive Vice President of Service;

•	David Cleff, Executive Vice President of Business Affairs, General Counsel and Secretary; and

•	Luke Ledbetter, Executive Vice President and Chief Underwriting Officer of Program Services.

We have agreements with our executive officers that contain certain non-compete and non-solicit provisions.  Nonetheless, should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the niche markets that we target.  In addition, our business is also dependent on other skilled employees.  We cannot assure you that we will be able to attract, train and retain, on a timely basis and on anticipated economic and other terms, experienced and capable senior management, underwriters and support staff.  We intend to pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but there can be no assurance that we will be successful in such endeavors. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or operating results.  We do not currently maintain life insurance policies with respect to our executive officers or other employees.

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

Our relationships with our clients are generally governed by agreements that may be terminated on short notice.  In our Program Services segment, our standard reinsurance agreement provides several events of termination, including among others that the agreement may be terminated by any party (us, the reinsurer or general agent) by providing at least 90 days written notice to the other parties; immediately upon written notice by the reinsurer or us in the event of the cancellation or non-renewal of the general agent’s insurance license; by the reinsurer after 30 days written notice of the general agent’s failure to pay the reinsurer the premium due; by us if the reinsurer is insolvent or credit for reinsurance is disallowed or if the reinsurer is required to increase the amount of collateral or is required to secure its obligations under the agreement in specified situations; and by any party in the event of a change in control of our insurance subsidiary, the reinsurer or general agent.

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

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities.  As of December 31, 2016, our investment in fixed-income securities was approximately $332.1 million, or 99.0% of our total investment portfolio. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and materially and adversely impact our business, financial condition, results of operations and prospects.

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

In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the property and casualty insurance business. However, Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The FIO initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to the U.S. Department of the Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities. Each year the FIO also releases an annual report on the insurance industry (“Annual Report”), with its latest Annual Report released in September of 2016. The Annual Report provided a set of recommendations along with providing an overview of the financial performance and condition of the U.S. insurance industry and outlining a number of insurance industry and regulatory developments from the past year.  We cannot predict what impact, if any, this guidance or any new legislation would have on our business, financial condition and results of operations. See “Business—Regulation—Federal and State Legislative and Regulatory Changes” in Item 1 of this report.

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

As an “emerging growth company”, our shareholders likely will not have the benefit of certain protective provisions that would otherwise apply to most public companies.

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

As a result, our shareholders likely will not have the benefit of certain protective provisions and additional disclosures that would otherwise apply to most public companies.  Unless earlier terminated, our status as an emerging growth company will end on December 31, 2019.

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

Item 4:Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Offices and Positions Held and Length of Service as Officer
Terry Ledbetter	64	Chairman of the Board of Directors and Chief Executive Officer since June 2014 and a Director for over 15 years; prior thereto, President for over 15 years.
Matthew Freeman	41

President since 2016; prior thereto, from 2008 until 2015, various executive management positions at QBE Insurance Group Limited, a worldwide insurance and reinsurance company, serving most recently as President of QBE Mortgage & Lender Services and prior to that as Executive Vice President of QBE Financial Partner Services.

David Hale	63	Executive Vice President and Chief Financial Officer since 1995 and Chief Operating Officer since 2013.
John Pearson	60	Executive Vice President and National Sales Manager since 2005.
Trace Ledbetter	46	Executive Vice President of Service since 2014; prior thereto, Senior Vice President of Service since 1997. Trace Ledbetter is the nephew of Terry Ledbetter.
David Cleff	50	Executive Vice President of Business Affairs since 2012, General Counsel since 2001 and Secretary since 2014.
Luke Ledbetter	35	Executive Vice President and Chief Underwriting Officer of Program Services since 2016. Luke Ledbetter is the son of Terry Ledbetter.

All executive officers are elected by the board of directors and hold office until the board meeting held following the next annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal.

PART II

Item 5:Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SNC” on November 3, 2014.  As of March 1, 2017 there were approximately 320 holders of record of our common stock. This figure does not include beneficial owners who hold shares in the name of nominees.

The following table presents high and low sales prices for our common stock on the NASDAQ Global Select Market for the periods indicated.

	Sales Price
	High	Low
First Quarter 2015	$12.64	$8.95
Second Quarter 2015	11.41	9.11
Third Quarter 2015	10.94	8.25
Fourth Quarter 2015	10.48	8.33
First Quarter 2016	13.26	9.05
Second Quarter 2016	12.83	9.91
Third Quarter 2016	11.38	9.90
Fourth Quarter 2016	14.45	10.09

Dividend Policy

The following table shows quarterly dividends that were paid on our common stock with respect to the periods indicated.  The per share amounts are not representative of the amount of any future dividends we may pay.

Dividends Declared
Per Share
First Quarter 2015	$0.01
Second Quarter 2015	0.01
Third Quarter 2015	0.06
Fourth Quarter 2015	0.06
First Quarter 2016	0.06
Second Quarter 2016	0.06
Third Quarter 2016	0.06
Fourth Quarter 2016	0.06

The Company is a holding company and has no direct operations.  Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to pay dividends to us. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. However, our agency, T.B.A. Insurance Group, Ltd. (“TBA”), is not statutorily restricted from paying dividends to us.  In addition, future debt agreements may contain certain prohibitions or limitations on the payment of dividends. Any declaration and payment of dividends that may be approved by our board of directors will depend on many other factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal and regulatory requirements and other factors that our board of directors deems relevant.  Our board of directors may eliminate the payment of future dividends at its discretion, without notice to our shareholders.  Subject to approval by our board of directors and the other factors referenced above, we currently intend to continue to provide for the payment of comparable cash dividends during 2017.

Equity Compensation Plan Information

As of December 31, 2016, the 2014 Long-Term Incentive Plan (the “Plan”) was the only compensation plan under which securities of the Company were authorized for issuance.  The Plan was approved by the Company’s shareholders prior to the completion of the private placement in 2014.  The Company has no equity compensation plans that have not been approved by its shareholders.  The table below provides information as of December 31, 2016 with respect to the Plan.

	Number of shares of	Weighted-average	Number of shares of common
	common stock to be issued	exercise price of	stock remaining available for
	upon exercise of outstanding	outstanding options,	future issuance under equity
Plan Category	options, warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by shareholders	3,358,873	$9.99	575,308

Purchases of Equity Securities

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016.  The repurchase program was extended through December 31, 2017. Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  The following table presents information related to our repurchases of common stock for the periods indicated:

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number of	Price Paid	as Part of Publicly	May Yet be Purchased
($ in thousands, except share and per share data)	Shares Purchased	Per Share	Announced Plan	Under the Plan
October 1 - October 31, 2016	270,000	10.72	270,000	22,818
November 1 - November 30, 2016	2,243	10.17	2,243	22,795
Total	272,243		272,243

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

The income statement data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this report.  The income statement data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements that are not included in this report.

	For the years ended
	December 31,
($ in thousands, except for share information)	2016	2015	2014	2013	2012
OPERATING RESULTS
Gross written premium (1)	$1,463,256	$1,265,087	$1,034,125	$809,965	$634,821
Net written premium (1)	132,596	120,508	99,074	86,773	79,165

Premiums earned	129,654	118,068	96,650	84,378	78,096
Ceding fees (2)	73,314	67,956	45,732	32,898	32,379
Total revenues	217,070	198,948	154,527	128,503	122,123

Reconciliation of adjusted net income:
Net income	$49,077	$44,666	$11,013	$22,711	$15,882
Plus (less): Provision for income taxes to reflect change to C corporation status (3)	—	—	4,090	(6,938)	(2,980)
Less: Recognition of deferred tax asset upon conversion to C corporation (4)	—	—	14,279	—	—
Plus: Founder special compensation (5)	—	—	17,914	10,202	10,740
Plus: Offering-related expenses	—	—	8,833	—	—
Plus: Contract modification expense (6)	—	—	17,800	—	—
Plus: Tax effect of non-GAAP expense adjustments (7)	—	—	(16,688)	(3,891)	(3,991)
Adjusted net income (8)	$49,077	$44,666	$28,683	$22,084	$19,651

FINANCIAL CONDITION
Total investments and cash and cash equivalents	$427,029	$386,836	$350,901	$252,686	$241,088
Reinsurance recoverables (9)	2,342,864	1,911,660	1,656,534	1,372,225	1,201,053
Total assets	2,876,737	2,387,558	2,090,960	1,689,960	1,496,486

Unpaid losses and loss adjustment expenses	1,703,706	1,364,774	1,209,905	1,016,641	975,708
Unearned premiums	680,691	585,448	480,124	386,279	253,638
Allowance for policy cancellations (10)	66,418	59,610	55,500	39,623	32,775
Debt, net	43,783	43,740	43,696	51,009	50,958
Total shareholders’ equity	296,380	263,457	240,872	145,354	142,223

SHARE INFORMATION

Basic earnings per share	$1.17	$1.01	$0.28	$0.66	$0.46
Diluted earnings per share	1.16	1.01	0.28	0.66	0.46
Basic weighted average shares outstanding	42,056,661	44,165,458	39,383,641	34,176,896	34,176,896
Diluted weighted average shares outstanding	42,157,710	44,188,593	39,389,855	34,176,896	34,176,896

Cash dividends declared per common share	$0.24	$0.14	$0.49	$0.45	$0.42

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

(3)

Upon the completion of the private placement in 2014, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.  This adjustment represents estimated income taxes as if the Company had been treated as a C Corporation for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5%, 38.1% and 37.2% for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(6)	In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.

(7)

Represents the tax effect of non-GAAP expense adjustments for founder special compensation, offering-related expenses, and contract modification expense for each period presented.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rates of 37.5%, 38.1% and 37.2% for the years ended December 31, 2014, 2013 and 2012, respectively.

(8)

Adjusted net income is considered a non-GAAP financial measure because it reflects the following adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP: the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented, and the exclusion (net of tax benefit) of the increase in the Company’s deferred tax asset as a result of the conversion to C Corporation status, the amount of founder special compensation and the non-recurring, infrequent or unusual offering-related expenses and contract modification expense related to the amendment to our alliance agreement with CUNA Mutual.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods before and after the completion of our private placement in June 2014.  Management uses adjusted net income to evaluate core financial performance against historical results without the effect of these items.

(9)

Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount that we are able to recover from our reinsurers or any collateral securing the liabilities. This could occur because the loss experience based on the policy terms is higher than expected or due to litigation, regulatory or other extra-contractual liabilities.  Our insurance subsidiaries remain liable for unearned premiums and unpaid losses and loss adjustment expenses with respect to reinsurance ceded should the reinsurer be unable to meet its obligations. Management considers the possibility of a reinsurer becoming unable to meet its obligations as remote due to the reinsurers’ financial stability, A.M. Best Company rating, size, security funds available, and other factors as appropriate.

Following is a summary of these balances as of:

	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2016	2015	2014	2013	2012
Ceded unearned premiums	$651,938	$559,638	$456,754	$365,333	$235,088
Ceded loss and LAE reserves	1,690,926	1,352,022	1,199,780	1,006,892	965,965
Total reinsurance recoverables	2,342,864	1,911,660	1,656,534	1,372,225	1,201,053
Secured reinsurance recoverables	(1,678,243)	(1,527,335)	(1,209,032)	(1,014,947)	(851,045)
Unsecured reinsurance recoverables	$664,621	$384,325	$447,502	$357,278	$350,008

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

Recent Developments

Effective January 1, 2017, the Company acquired 100% of the outstanding common shares of Fireman’s Fund Insurance Company of Ohio, an excess and surplus lines, or non-admitted, shell company.  The company was subsequently renamed Independent Specialty Insurance Company (“ISIC”).  The purpose of these acquisitions is to provide exclusive capacity for one of our programs.

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

In our Lender Services business, we believe that organic growth from our existing lender clients will be driven by overall growth in lenders’ portfolios as a result of rising automobile sales, higher average auto loan balances and an aging U.S. automobile fleet.  We also expect that new sales from our alliance with CUNA Mutual will produce additional premiums.

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

We currently have a significant program with Nephila Capital, Ltd. (“Nephila”) under which we granted Nephila the exclusive right to utilize the Company as issuing carrier for U.S. catastrophe exposed property insurance from 2015 through 2019.  Nephila is a hedge fund with approximately $11 billion in assets under management that participates in the market for catastrophe exposed property business.  In exchange for this exclusive right, Nephila has agreed to pay State National contractual minimum ceding fees totaling $51.5 million for 2016 through 2019. The minimum ceding fees are subject to State National maintaining its “A” A.M. Best rating and potential reductions to the extent that State National is unable to provide production year capacity or is otherwise constrained from writing premium.  Also, under certain circumstances, Nephila may terminate the exclusivity, which would reduce the contractual minimum ceding fees to a total of $32.5 million for 2016 through 2019.  In the event of such a termination, State National would have the ability to write the catastrophe exposed property business for other capacity providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees.”  In addition, State National and

Nephila have an alliance under which State National acquired City National Insurance Company (“CNIC”), an admitted property and casualty insurance shell company and ISIC, a non-admitted property and casualty insurance shell company, which will be used exclusively to write business produced by Nephila.  Nephila will have a three year option to purchase these companies beginning three years after the shell companies first write premium. In the event that the option is exercised, contractual minimum payments to State National will extend for an additional two years.

Alliance with CUNA Mutual.  The Company’s alliance with CUNA Mutual that began in 2009 provides us access to a wider array of clients and added significant additional scale to our CPI business.  For the years ended December 31, 2016, 2015 and 2014, we have generated net premiums earned of $69.6 million, $59.5 million and $40.7 million, respectively, through the alliance with CUNA Mutual. Prior to July 1, 2014, this business was subject to a 50% quota share agreement with CUNA Mutual.  Effective July 1, 2014, we amended the alliance agreement to increase our retention of the business subject to the alliance to 70% in exchange for payments made to CUNA Mutual totaling $17.8 million.  The Company’s net premiums earned increased $18.6 million, $15.8 million and $5.4 million related to the amendment of the alliance agreement for the years ended December 31, 2016, 2015 and 2014, respectively.  In addition, the term of the alliance has been extended at least through July 31, 2018.

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of December 31, 2016, we had net reserves of $3.5 million related to this business.

Subchapter S Corporation Status.  Prior to the completion of the private placement in 2014, we elected for our parent company to be taxed for federal income tax purposes as a “Subchapter S corporation” under the Internal Revenue Code and our subsidiaries (other than our insurance subsidiaries and intermediate holding company) to be pass-through entities for federal income tax purposes. As a result, prior to the completion of the private placement, the income for our parent company and pass-through subsidiaries was not subject to, and we did not pay, U.S. federal income taxes, and no provision or liability for federal or state income tax for our parent company and pass-through subsidiaries has been included in our consolidated financial statements.  The tax provision, assets and liabilities that are reflected in our consolidated financial statements for periods prior to the completion of the private placement represent those for our insurance subsidiaries and their intermediate holding company, State National Intermediate Holdings, Inc. (“SNIH”), as those entities were “C” Corporations.  Despite the Subchapter S corporation status, the impact of taxes on our parent company are included in the financial statements in that our shareholders were provided with the cash to pay the taxes that passed through to the shareholders.  Prior to the completion of the private placement, we made periodic cash distributions to our shareholders that have included amounts necessary for them to pay their estimated personal U.S. federal income tax liabilities relating to the items of our income, gain, deductions and losses that pass through to them.  Upon the completion of the private placement, our parent company’s status as a Subchapter S corporation terminated and our parent company became a “C” Corporation for U.S. tax purposes and became subject to a combined federal and state corporate income tax rate between 35% and 38%. We invest a portion of our investment portfolio in tax-exempt municipal securities, which investment may have the effect of lowering our effective tax rate.

Founder Special Compensation.  Prior to the completion of the private placement in 2014, we paid special compensation to our co-founders in recognition of their service to our Company.  We refer to these payments as “founder special compensation.”  Founder special compensation payments were discretionary and determined by the Company’s owners in the first or second quarter of the year in which they were made, based on current period considerations including capital position, estimated capital needs and liquidity, and earnings for the prior year.  We paid founder special compensation in the aggregate amount of $17.9 million for the year ended December 31, 2014.  Following the completion of the private placement in 2014, we ceased paying founder special compensation.

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

Minimum ceding fees.  Minimum ceding fees are fees we receive pursuant to contractual minimum premium requirements for certain of our programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces (1) “premium-related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium that we estimate will be written in the contract year, which fees are earned over the contract year.

At the end of each quarter during the program contract year, we adjust the capacity fee based upon the re-estimated or actual amount of gross premiums that we expect will be written or that were written for that program for the full contract year.  If the estimated annual gross written premiums fall below the minimum contract level in a given period, capacity fees associated with the estimated premium shortfall for that period are earned in that period.  If the estimated annual gross written premiums equal or exceed the required minimum level for a given period, no capacity fees are recognized for that period, and the premium-related fees are earned as the associated gross written premium is earned.  In connection with our re-estimation process, if in a subsequent period we increase our estimate of the amount of gross premiums that we expect will be written under a program for the full contract year, we will reverse a portion of the capacity fees earned in a prior period.  Conversely, to the extent that we decrease our estimate of gross premiums, we will recognize capacity fees associated with the additional shortfall in the current period.

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

Other Measures and Ratios

Non-GAAP Measures

Adjusted pre-tax income.  Our financial statements are presented in conformity with generally accepted accounting principles in the U.S. (“GAAP”).  Adjusted pre-tax income is considered a non-GAAP financial measure because it reflects adjustments to pre-tax income, which is the most directly comparable measure calculated in accordance with GAAP, for the amount of founder special compensation and the non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance with CUNA Mutual, as applicable.  The Company’s management (“Management”) believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods before and after the completion of our private placement in June 2014.  Management uses adjusted pre-tax income to evaluate core financial performance against historical results without the effect of these items.

Adjusted net income.  Adjusted net income is considered a non-GAAP financial measure because it reflects adjustments to net income, which is the most directly comparable measure calculated in accordance with GAAP for the pro forma provision for income taxes as if the Company had been treated as a C Corporation for each period presented and the exclusion of the increase in the Company’s deferred tax asset as a result of the conversion to the C Corporation status, for the amount of founder special compensation and the non-recurring offering-related expenses and contract modification expense related to the amendment to our alliance with CUNA Mutual, as applicable.  Management believes this measure is helpful to investors because it provides comparability in evaluating core financial performance between periods before and after the completion of our private placement in June 2014.  Management uses adjusted net income to evaluate core financial performance against historical results without the effect of these items.

For a reconciliation of these non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Consolidated Results of Operations.”  These adjustments to the GAAP measures are only applicable to 2014 and prior periods.

Program Services Ratios

Gross leverage. Gross leverage for the Company is the ratio of gross written premiums and gross liabilities to surplus.  A significant portion of our capital is used to support the gross premium and insurance liabilities in our Program Services segment. Because we retain virtually no risk other than the credit risk of the capacity providers, and we maintain strict credit underwriting standards, broad indemnification agreements and collateral requirements, we are able to maintain significant ceded reinsurance business on a relatively small amount of capital compared to our peers.  For the year ended December 31, 2016, our gross leverage ratio was 14.7 to 1.  Our objective is to produce a total company gross leverage ratio of between 13 to 1 and 17 to 1.

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned. For the years ended December 31, 2016, 2015 and 2014, our net loss ratio was 44.5%, 45.5% and 42.0%, respectively.  This decrease is primarily due to an increase in premiums earned, resulting in part from active account management on our CPI product.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment. Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the years ended December 31, 2016, 2015 and 2014, our net expense ratio was 39.5%, 41.0% and 47.3%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the years ended December 31, 2016, 2015 and 2014, our net combined ratio was 84.0%, 86.5% and 89.3%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity. One of the key financial measures that we use to evaluate our operating performance is return on equity. We calculate return on equity by dividing net income by the average GAAP equity. Our return on equity at December 31, 2016 was 17.5%.  Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratio. Our financial leverage ratio at December 31, 2016 was 14.8%, as compared to 16.6% at December 31, 2015. Our objective is to maintain a financial leverage ratio in the range of 20% to 40% over the long-term.

Critical Accounting Estimates

Our consolidated financial statements include amounts that, either by their nature or due to the requirements of GAAP, are determined using estimates and assumptions.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances.  While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.  We believe the items that require the most subjective and complex estimates are: unpaid losses and LAE reserves, allowance for policy cancellations, unearned premium reserve, reinsurance recoverable, valuation of our investment portfolio, assessment of other-than-temporary impairments (“OTTI”) and minimum ceding fees.

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

In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates.  On a quarterly basis, we review our reserves for losses and LAE to determine whether further adjustments are required. Any resulting adjustments are included in the current period’s results.  Additional information regarding the judgments and uncertainties surrounding our estimated reserves for losses and LAE can be found in “Business—Loss Reserves” in Item 1 of this report.

Allowance for policy cancellations

An allowance for policy cancellations is provided for the estimated amount of return premiums and policy fees, net of commission expense and premium taxes that will be incurred on expected future policy cancellations associated with the Company’s business. Premiums and cancellation data are accumulated by accounting month (month in which the premium was written/collected).  The estimation methodology utilizes actual cancellation rates (premium refunds divided by premiums written by accounting month) to determine expected future cancellations for that accounting month. The balance for each accounting month decreases each subsequent month as actual refunds emerge.

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

The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other-than-temporary. Fixed maturity securities that are determined to have other-than-temporary impairment and it is more likely than not the Company will sell before recovery of their amortized cost, are written down to fair value and the entire amount of the write-down is included in net income, net of realized investment gains. For all other impaired fixed-

maturity securities, the impairment loss is separated into the amount representing the credit loss and the amount representing all other factors. The amount of impairment loss that represents the credit loss is included in net income, net of realized investment gains. The amount of the impairment loss that relates to all other factors is included in other comprehensive income. Equity securities that are determined to have other-than-temporary impairment are recognized in net income, net of realized investment gains.

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

Minimum ceding fees

Minimum ceding fees are fees the Company receives pursuant to contractual minimum premium requirements for certain programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces:  (1) “premium-related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium estimated to be written in the contract year, which fees are earned over the contract year.

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

Consolidated Results of Operations	Year Ended
	December 31,
($ in thousands)	2016	2015	2014
Revenues:
Premiums earned	$129,654	$118,068	$96,650
Commission income	1,381	1,465	1,533
Ceding fees	73,314	67,956	45,732
Net investment income	8,039	7,948	4,841
Realized net investment gains (losses)	2,735	1,888	1,311
Other income	1,947	1,623	4,460
Total revenues	217,070	198,948	154,527

Expenses:
Losses and loss adjustment expenses	58,756	55,753	40,821
Commissions	5,777	5,502	3,882
Taxes, licenses, and fees	3,472	3,130	2,832
General and administrative	70,014	62,978	58,891
Founder special compensation	—	—	17,914
Offering-related expenses	—	—	8,833
Contract modification expense	—	—	17,800
Interest expense	2,238	2,031	2,237
Total expenses	140,257	129,394	153,210

Income (loss) before income taxes	76,813	69,554	1,317

Income tax expense (benefit)	27,736	24,888	(9,696)

Net income (loss)	$49,077	$44,666	$11,013

Adjusted pre-tax income (loss)	$76,813	$69,554	45,864
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$76,813	$69,554	$1,317
Plus: Founder special compensation (1)	—	—	17,914
Plus: Offering-related expenses (2)	—	—	8,833
Plus: Contract modification expense (3)	—	—	17,800
Adjusted pre-tax income (loss)	$76,813	$69,554	$45,864

Adjusted net income (loss)	$49,077	$44,666	$28,683
Reconciliation of adjusted net income (loss):
Net income (loss)	$49,077	$44,666	$11,013
Plus (less): Provision for income taxes to reflect change to C corporation status (4)	—	—	4,090
Less: Recognition of deferred tax asset upon conversion to C corporation (5)	—	—	14,279
Plus: Founder special compensation (1)	—	—	17,914
Plus: Offering-related expenses (2)	—	—	8,833
Plus: Contract modification expense (3)	—	—	17,800
Plus: Tax effect of non-GAAP expense adjustments (6)	—	—	(16,688)
Adjusted net income (loss)	$49,077	$44,666	$28,683

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

(4)

Upon the completion of the private placement in 2014, our parent company’s status as a Subchapter S corporation terminated and our consolidated income became fully subject to U.S. federal income taxes.  This adjustment represents estimated income taxes as if the Company had been treated as a C Corporation. The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rate of 37.5% for the period ended December 31, 2014.

(5)

As a result of the Company’s conversion to a C Corporation, the deferred tax asset increased by approximately $14.3 million primarily due to the effects of eliminating deferred tax balances on the insurance subsidiaries related to intercompany transactions.

(6)

Represents the tax effect of non-GAAP expense adjustments for founder special compensation, offering-related expenses, and contract modification expense.  The estimated tax was calculated assuming the Company’s blended statutory federal and state income tax rate of 37.5% for the period ended December 31, 2014.

Consolidated Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Premiums earned.  Premiums earned increased by $11.6 million, or 9.8%, from $118.1 million for the year ended December 31, 2015 to $129.7 million for the year ended December 31, 2016.  This increase was due to an increase in Lender Services premiums earned.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Ceding fees.  Ceding fees increased by $5.3 million, or 7.9%, from $68.0 million for the year ended December 31, 2015 to $73.3 million for the year ended December 31, 2016, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $1.0 billion for the year ended December 31, 2015 to $1.2 billion for the year ended December 31, 2016, resulting in an increase in premium-related ceding fees of $8.3 million.  Capacity fees decreased $3.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an increase in premium-related fees and a decrease in minimum contractual fees for 2016 compared to 2015.

Realized net investment gains.  Realized net investment gains increased by $0.8 million, or 44.9%, from a gain of $1.9 million for the year ended December 31, 2015 to a gain of $2.7 million for the year ended December 31, 2016.  This increase was partially the result of the liquidation of fixed maturity securities for the purchase of CNIC in September 2016 and acquisition of ISIC in January 2017, and was partially offset by a decrease in the change in fair value of embedded derivatives on the Company’s convertible securities.

Losses and loss adjustment expenses.  Losses and LAE increased by $3.0 million, or 5.4%, from $55.8 million for the year ended December 31, 2015 to $58.8 million for the year ended December 31, 2016, which was primarily the result of increased exposure due to higher earned premiums.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $7.0 million, or 11.2%, from $63.0 million for the year ended December 31, 2015 to $70.0 million for the year ended December 31, 2016, primarily due to investment in strategic growth, increased public company expenses, professional fees and stock-based compensation.

Income tax expense (benefit).  Income tax expense increased by $2.8 million, or 11.4%, from $24.9 million for the year ended December 31, 2015 to $27.7 million for the year ended December 31, 2016, primarily resulting from the increase in income before income taxes.  Our effective tax rate for financial reporting purposes was 36.1% and 35.8% for 2016 and 2015, respectively.

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

Ceding fees.  Ceding fees increased by $22.3 million, or 48.6%, from $45.7 million for the year ended December 31, 2014 to $68.0 million for the year ended December 31, 2015, due to an increase in Program gross earned premium and capacity fees.  Program Services gross earned premiums increased from $815.2 million for the year ended December 31, 2014 to $1.0 billion for the year ended December 31, 2015 resulting in an increase in premium-related ceding fees of $11.1 million.  Capacity fees increased $11.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

General and administrative expense.  General and administrative expense increased by $4.1 million, or 6.9%, from $58.9 million for the year ended December 31, 2014 to $63.0 million for the year ended December 31, 2015, primarily due to stock-based compensation, employee group insurance and expenses associated with being a public company.

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

Program Services Segment — Results of Operations

	Year Ended
	December 31,
($ in thousands)	2016	2015	2014

Revenues:
Premiums earned	$3	$(1)	$(4)
Ceding fees	73,314	67,956	45,732
Total revenues	73,317	67,955	45,728

Expenses:
Losses and loss adjustment expenses	1,053	1,987	217
Commissions	6	5	2
Taxes, licenses, and fees	16	14	8
General and administrative	14,599	12,446	10,855
Total expenses	15,674	14,452	11,082

Income (loss) before income taxes	$57,643	$53,503	$34,646

Gross premiums written	$1,301,756	$1,119,125	$909,501
Gross premiums earned	$1,212,240	$1,016,693	$815,189

Program Services Segment Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Ceding fees.  Ceding fees increased by $5.3 million, or 7.9%, from $68.0 million for the year ended December 31, 2015 to $73.3 million for the year ended December 31, 2016, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $1.0 billion for the year ended December 31, 2015 to $1.2 billion for the year ended December 31, 2016, resulting in an increase in premium-related ceding fees of $8.3 million.  Capacity fees decreased $3.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an increase in premium-related fees and a decrease in minimum contractual fees for 2016 compared to 2015.

Losses and loss adjustment expenses.  Losses and LAE incurred in the run-off of the retained business decreased by $1.0 million from $2.0 million for the year ended December 31, 2015 to $1.0 million for the year ended December 31, 2016, which is due to less adverse development than in prior year on the run-off of the retained business.

General and administrative expense.  General and administrative expense increased by $2.2 million, or 17.3%, from $12.4 million for the year ended December 31, 2015 to $14.6 million for the year ended December 31, 2016.  The increase was primarily due to investment in strategic growth and professional fees.

Program Services Segment Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Ceding fees.  Ceding fees increased by $22.3 million, or 48.6%, from $45.7 million for the year ended December 31, 2014 to $68.0 million for the year ended December 31, 2015, due to an increase in Program gross earned premium and capacity fees.  Program Services gross earned premiums increased from $815.2 million for the year ended December 31, 2014 to $1.0 billion for the year ended December 31, 2015 resulting in an increase in premium-related ceding fees of $11.1 million.  Capacity fees increased $11.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

Lender Services Segment — Results of Operations

	Year Ended
	December 31,
($ in thousands)	2016	2015	2014

Revenues:
Premiums earned	$129,651	$118,069	$96,654
Commission income	1,381	1,465	1,533
Other income	1,930	1,498	1,266
Total revenues	132,962	121,032	99,453

Expenses:
Losses and loss adjustment expenses	57,703	53,766	40,604
Commissions	5,771	5,497	3,880
Taxes, licenses, and fees	3,456	3,116	2,824
General and administrative	41,989	39,837	38,995
Contract modification expense	—	—	17,800
Total expenses	108,919	102,216	104,103

Income (loss) before income taxes	$24,043	$18,816	$(4,650)

Adjusted pre-tax income (loss)	$24,043	$18,816	$13,150
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$24,043	$18,816	$(4,650)
Plus: Contract modification expense (1)	—	—	17,800
Adjusted pre-tax income (loss)	$24,043	$18,816	$13,150

Net loss ratio	44.5%	45.5%	42.0%
Net expense ratio	39.5%	41.0%	47.3%
Net combined ratio	84.0%	86.5%	89.3%

Gross premiums written	$161,500	$145,962	$124,624
Net premiums written	$132,593	$120,511	$99,079

(1)	In connection with the amendment to the alliance agreements with CUNA Mutual, we paid CUNA Mutual $17.8 million. As a result, we recorded non-recurring contract modification expense of $17.8 million.

Lender Services Segment Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Premiums earned.  Premiums earned increased by $11.6 million, or 9.8%, from $118.1 million for the year ended December 31, 2015 to $129.7 million for the year ended December 31, 2016.  Factors contributing to this increase included new sales, active account management and growth in the loan portfolios of existing accounts driven by rising automobile sales and higher average auto loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $3.9 million, or 7.3%, from $53.8 million for the year ended December 31, 2015 to $57.7 million for the year ended December 31, 2016, primarily as a result of increased exposure due to higher earned premiums.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an increase in vehicle sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $2.2 million, or 5.4%, from $39.8 million for the year ended December 31, 2015 to $42.0 million for the year ended December 31, 2016, primarily due to investment in strategic growth and stock-based compensation.

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

General and administrative expense.  General and administrative expense increased by $0.8 million, or 2.2%, from $39.0 million for the year ended December 31, 2014 to $39.8 million for the year ended December 31, 2015.  The increase in general and administrative expenses was minimal in relation to our increased premium retention from the Alliance quota share agreement due to our ability to effectively leverage our fixed costs.  This contributed to a decrease in our net expense ratio to 41.0% in 2015 compared to 47.3% in 2014.

Contract modification expense.  Contract modification expense decreased by $17.8 million.  In connection with the 2014 amendment to the alliance agreement with CUNA Mutual, we paid CUNA Mutual $17.8 million.  As a result, we recorded non-recurring contract modification expense of $17.8 million for the period ended December 31, 2014.

Corporate Segment — Results of Operations

	Year Ended
	December 31,
($ in thousands)	2016	2015	2014

Revenues:
Net investment income	$8,039	$7,948	$4,841
Realized net investment gains (losses)	2,735	1,888	1,311
Other income	17	125	3,194
Total revenues	10,791	9,961	9,346

Expenses:
General and administrative	13,426	10,695	9,041
Founder special compensation	—	—	17,914
Offering-related expenses	—	—	8,833
Interest expense	2,238	2,031	2,237
Total expenses	15,664	12,726	38,025

Income (loss) before income taxes	(4,873)	(2,765)	(28,679)

Income tax expense (benefit)	27,736	24,888	(9,696)

Net income (loss)	$(32,609)	$(27,653)	$(18,983)

Adjusted pre-tax income (loss)	$(4,873)	$(2,765)	(1,932)
Reconciliation of adjusted pre-tax income (loss):
Pre-tax income (loss)	$(4,873)	$(2,765)	$(28,679)
Plus: Founder special compensation (1)	—	—	17,914
Plus: Offering-related expenses (2)	—	—	8,833
Adjusted pre-tax income (loss)	$(4,873)	$(2,765)	$(1,932)

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

Corporate Segment Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Realized net investment gains.  Realized net investment gains increased by $0.8 million, or 44.9%, from a gain of $1.9 million for the year ended December 31, 2015 to a gain of $2.7 million for the year ended December 31, 2016.  This increase was partially the result of the liquidation of fixed maturity securities for the purchase of CNIC in September 2016 and acquisition of ISIC in January 2017, and was partially offset by a decrease in the change in fair value of embedded derivatives on the Company’s convertible securities.

General and administrative expense.  General and administrative expense increased by $2.7 million, or 25.5%, from $10.7 million for the year ended December 31, 2015 to $13.4 million for the year ended December 31, 2016, primarily due to investment in strategic growth, professional fees and an increase in stock-based compensation.

Income tax expense (benefit).  Income tax expense increased by $2.8 million, from $24.9 million for the year ended December 31, 2015 to $27.7 million for the year ended December 31, 2016, primarily resulting from the increase in income before income taxes.  Our effective tax rate for financial reporting purposes was 36.1% and 35.8% for 2016 and 2015, respectively.

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

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of December 31, 2016, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 13.9% of the portfolio at December 31, 2016.  The average duration, excluding convertible securities, was 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  AAM operates under written investment guidelines approved by our board of directors.  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$329,994	$5,717	$(3,604)	$332,107
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$327,764	$5,486	$(3,728)	$329,522
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

The table below summarizes the credit quality of our fixed-maturity securities as of December 31, 2016, as rated by Standard and Poor’s.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$28,020	$28,005	8.43%
AAA	97,113	97,341	29.31%
AA, AA+, AA-	92,046	91,973	27.69%
A, A+, A-	45,398	46,107	13.88%
BBB, BBB+, BBB-	50,348	51,271	15.44%
BB+ and lower	17,069	17,410	5.25%
Total	$329,994	$332,107	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$13,763	$13,798
Due after one year through five years	123,865	125,660
Due after five years through ten years	86,843	86,395
Due after ten years	13,876	14,795
Residential mortgage-backed securities	51,237	51,076
Commercial mortgage-backed securities	40,410	40,383
	$329,994	$332,107

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$145,083	$(2,771)	$7,030	$(833)	$152,113	$(3,604)
Total equity securities	573	(313)	42	(38)	615	(351)
Total investments	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$124,036	$(2,626)	$18,031	$(1,102)	$142,067	$(3,728)
Total equity securities	2,820	(88)	—	—	2,820	(88)
Total investments	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

There were 270 and 237 securities at December 31, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads and higher underlying Treasury rates, and that despite the wider credit spreads and higher rates, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment.  For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $77.0 million and $53.5 million at December 31, 2016 and December 31, 2015, respectively.  The increase in the amounts on deposit at December 31, 2016 is due to an increase in the required deposits for workers’ compensation business and required deposits acquired in the acquisition of CNIC.

Fair value of financial instruments.  ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 are all considered level 2 investments.

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

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $26.9 million and $23.0 million as of December 31, 2016 and 2015, respectively. In addition, we are able to generate substantial cash flow outside of our regulated insurance company subsidiaries through intercompany agency and management agreements between our insurance subsidiaries and our agency, TBA. TBA functions as a managing general agent for SNIC, NSIC and USIC in connection with the Lender Services segment.  In addition, under the management agreement TBA provides business development, financial monitoring and other oversight functions to our insurance subsidiaries.

The following table is a summary of our consolidated statements of cash flows:

	Year Ended
	December 31,
($ in thousands)	2016	2015	2014

Cash and cash equivalents provided by (used in):
Operating activities	$71,152	$60,996	$23,176
Investing activities	(8,268)	(26,994)	(127,975)
Financing activities	(22,956)	(20,580)	73,716
Net change in cash and equivalents	$39,928	$13,422	$(31,083)

Comparison of Years Ended December 31, 2016 and 2015

Net cash provided by operating activities was $10.2 million higher for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in Lender Services and Program Services operating results.

Net cash used in in investing activities decreased $18.7 million for year ended December 31, 2015 to the year ended December 31, 2016, primarily due to the liquidation of investments related to the acquisition of CNIC and acquisition of ISIC in January 2017.  These decreases were largely offset by the purchase of CNIC on September 30, 2016 in the amount of $17.4 million.

Net cash used in financing activities increased $2.4 million for the year ended December 13, 2016 compared to the year ended December 31, 2015, primarily due to the settlement of $3.9 million in stock repurchases in 2016.

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

Other Material Changes in Financial Position

	December 31,	December 31,
($ in thousands)	2016	2015
Selected Assets:
Accounts receivable from agents, net	$35,964	$23,913
Reinsurance recoverable on paid losses	1,430	1,187
Reinsurance recoverables	2,342,864	1,911,660
Goodwill and intangible assets, net	12,588	5,958
Deferred income taxes, net	28,858	26,208

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,703,706	$1,364,774
Unearned premiums	680,691	585,448
Allowance for policy cancellations	66,418	59,610
Deferred ceding fees	32,226	29,119
Debt, net	43,783	43,740
Other liabilities	36,023	35,151

Accounts receivable from agents, net.  This balance reflects ceding fees, premiums and premium taxes receivable. During the year ending December 31, 2016, accounts receivable from agents increased $12.1 million from December 31, 2015, primarily as a result of an increase in Program Services receivables.  The increase primarily relates to one of our arrangements under which we are responsible to certain reinsurers for the collection and payment of premiums.  As a result, the related premiums receivable and payable are reflected in our balance sheet.  The remainder partially relates to an agreement with Nephila we entered into effective January 1, 2016.  For Nephila, we will, at Nephila’s request, transfer certain exposures that are otherwise reinsured by Nephila’s quota share reinsurer to excess reinsurers.  In instances where this agreement is utilized, State National enters into an agreement directly with excess reinsurers, and Nephila guarantees the obligation of those excess reinsurers and pays the premiums on our behalf on a quarterly basis in arrears.  We purchased one excess reinsurance policy under this agreement during 2016.

Goodwill and intangible assets, net.    As of December 31, 2016, goodwill and intangible assets increased $6.6 million compared to December 31, 2015, primarily due to an increase in indefinite-lived intangible assets of $7.4 million related to the CNIC acquisition.

Deferred income taxes, net. Deferred income taxes, net, increased $2.7 million compared to December 31, 2015, primarily due to increases in Deferred ceding fees and the Allowance for policy cancellations related to growth in Program Services and Lender Services revenues.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of December 31, 2016, we held $2.2 billion in collateral securing $1.7 billion in reinsurance recoverables.  The remaining unsecured reinsurance recoverables of $664.6 are ceded to highly-rated, well capitalized reinsurers.  During the year ended December 31, 2016, reinsurance recoverables increased $431.2 million from December 31, 2015, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs and gross loss development for prior year claims.  These factors also caused an increase in the corresponding unearned premiums and the unpaid losses and loss adjustment expenses of $95.2 million and $338.9 million, respectively.

Allowance for policy cancellations.  As of December 31, 2016, the allowance for policy cancellations increased by $6.8 million from December 31, 2015, primarily due to the volume and timing of CPI premiums (gross of cancellations) written in 2016 compared to 2015.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the year ended December 31, 2016 and December 31, 2015 included upward revisions to prior year estimates of $1.4 million and $0.6 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the year ended December 31, 2016 and 2015 was approximately $0.6 million and $0.2 million, respectively.

Capital Resources

The Company has three statutory business trusts that were formed between 2002 and 2004, for the sole purpose of issuing $44.5 million of trust preferred securities in private offering transactions.  The trusts used the proceeds from these offerings, together with the equity proceeds received upon their initial formation from TBA, an indirect wholly-owned subsidiary of State National, to purchase variable-rate subordinated debentures issued by TBA.  All voting securities of the trusts are owned by TBA, and the debentures are the sole assets of the trusts.  The trusts meet the obligations of the trust preferred securities with the interest and principal paid on the debentures.  These trusts’ interest rates range from 3.80% to 4.10% plus the three-month LIBOR.  The three-month LIBOR at December 31, 2016, was 1.0%.  All of the debentures mature between 2032 and 2034.

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

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2016:

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and LAE (1)	$1,703,706	$582,189	$674,245	$224,851	$222,421
Operating lease obligations	137	49	64	24	—
Employment agreement obligations	1,600	200	400	400	600
Debt and interest (2)	82,029	2,238	4,476	4,476	70,839
	$1,787,472	$584,676	$679,185	$229,751	$293,860

(1)

The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2016 and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimation process, see “Business—Loss Reserves” in Item 1 of this report.  Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors—Risks Relating to Our Business—If we are unable to establish and maintain accurate loss reserves, our business, financial condition, results of operations and prospects may be materially and adversely affected” in Item

1A of this report for a discussion of the uncertainties associated with estimating loss and LAE.
(2)

The interest related to the debt by period as of December 31, 2016 was as follows: $2.2 million—less than 1 year, $4.5 million—1 – 3 years, $4.5 million—3 – 5 years and $ 26.3 million—more than 5 years.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

We also evaluate the credit risk of our investment portfolio. The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Approximately 65% of our portfolio is rated AA- or higher (rated by Standard & Poor’s), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

We had fixed-maturity securities with a fair value of $332.1 million and an amortized cost of $330.0 million as of December 31, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of December 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. We anticipate that we will continue to meet our obligations from operating cash flows. We classify our fixed-maturity securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of December 31, 2016.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$296,959	$(35,148)	-10.58%
200 basis point increase	308,112	(23,995)	-7.23%
100 basis point increase	319,878	(12,229)	-3.68%
No change	332,107	—	—
100 basis point decrease	344,798	12,691	3.82%
200 basis point decrease	357,300	25,193	7.59%
300 basis point decrease	369,795	37,688	11.35%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of December 31, 2016, we had $44.5 million of debt instruments, gross of debt issuance costs. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair value of the variable-rate debt.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2016.

This annual report does not include an attestation report of the Company's registered public accounting firm due to the exemption provided by the JOBS Act for emerging growth companies.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K.

Information regarding our directors is incorporated by reference from the information included under the caption “Proposal 1 Election of Directors” in our Proxy Statement for our Annual Meeting of Shareholders to be held May 18, 2017 (the “Proxy Statement”). We plan to file the Proxy Statement within 120 days after December 31, 2016.

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
4.1

Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-197441) filed on October 22, 2014)

10.1

Collateral Protection Alliance Agreement, by and between CUMIS Insurance Society, Inc. and State National Insurance Company, Inc., dated July 24, 2009, as amended by that certain First Amendment to Collateral Protection Alliance Agreement dated June 18, 2010, by that certain Second Amendment to Collateral Protection Alliance Agreement dated July 15, 2011, and by that certain Third Amendment to Collateral Protection Alliance Agreement dated May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.2

Indenture, by and between T.B.A. Insurance Group, Ltd., a Texas limited partnership, and State Street Bank and Trust Company of Connecticut, National Association, a national banking association organized under the laws of the United States of America, dated December 4, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.3

Indenture, by and between T.B.A. Insurance Group, Ltd., a Texas limited partnership, and Wilmington Trust Company, a Delaware banking corporation, dated December 16, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.4

Indenture, by and between T.B.A. Insurance Group, Ltd., a Texas limited partnership, and Wilmington Trust Company, a Delaware banking corporation, dated May 26, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.5

Form of Severance Agreement for Named Executive Officers other than Terry Ledbetter, Trace Ledbetter and Matthew Freeman (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed March, 10, 2016)

10.6

Severance Agreement, dated May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and Terry Ledbetter (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.7

Severance Agreement, dated May 20, 2014, by and between T.B.A. Insurance Group, Ltd. and Trace Ledbetter (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 10, 2016)

10.8	2014 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)
10.9

Form of 2014 Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.10

Second Form of 2014 Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.11

Form of 2014 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-197441) filed on July 15, 2014)

10.12

Restricted Stock Award Agreement, dated March 30, 2015, by and between the Company and Terry Ledbetter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2015)

10.13

Restricted Stock Award Agreement, dated March 30, 2015, by and between the Company and Trace Ledbetter (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 10, 2016)

10.14	2015 Cash Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 21, 2015)
10.15	Form of the 2015 Cash Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2015)
10.16	Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014)
10.17	Loan Agreement, dated March 31, 2016, by and between T.B.A. Insurance Group, Ltd. and Frost Bank (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed on May 9, 2016)
10.18	Guaranty Agreement, dated March 31, 2016, by the Company for the benefit of Frost Bank (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed on May 9, 2016)
10.19	Pledge and Security Agreement, dated March 31, 2016, by and between T.B.A. Insurance Group, Ltd. and Frost Bank (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed on May 9, 2016)
10.20	Employment Agreement, dated February 4, 2016, by and between T.B.A. Insurance Group, Ltd. and Matthew A. Freeman (incorporated by reference to Exhibit 10.4 to the Company’s 10-Q filed on May 9, 2016)
10.21	Severance Agreement, dated February 4, 2016, by and between T.B.A. Insurance Group, Ltd. and Matthew A. Freeman (incorporated by reference to Exhibit 10.5 of the Company’s 10-Q filed on May 9, 2016)
10.22	Form of 2014 Long-Term Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Company’s 10-Q filed on May 9, 2016)
10.23	Form of 2014 Long-Term Incentive Plan Performance and Time-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 of the Company’s 10-Q filed on May 9, 2016)
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of Ernst & Young, LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101 INS	XBRL Instance Document (filed herewith)
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE NATIONAL COMPANIES, INC.
March 14, 2017	By:	/s/ Terry Ledbetter
Name: Terry Ledbetter Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Terry Ledbetter	Chief Executive Officer (Principal Executive Officer)	March 14, 2017
Terry Ledbetter
/s/ David Hale	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2017
David Hale
/s/ Gene Becker	Director	March 14, 2017
Gene Becker
/s/ Marsha Cameron	Director	March 14, 2017
Marsha Cameron
/s/ David King	Director	March 14, 2017
David King
/s/ Fred Reichelt	Director	March 14, 2017

Fred Reichelt

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of State National Companies, Inc.

We have audited the accompanying consolidated balance sheets of State National Companies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State National Companies, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
March 14, 2017

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except for share and per share information)

	December 31,	December 31,
	2016	2015
Assets
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $329,994, $327,764, respectively)	$332,107	$329,522
Equity securities – available-for-sale, at fair value (cost – $3,271, $4,796, respectively)	3,224	5,544
Total investments	335,331	335,066

Cash and cash equivalents	91,698	51,770
Restricted cash and investments	2,958	3,717
Accounts receivable from agents, net	35,964	23,913
Reinsurance recoverable on paid losses	1,430	1,187
Deferred acquisition costs	1,194	1,075
Reinsurance recoverables	2,342,864	1,911,660
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	16,163	17,163
Interest receivable	2,112	2,158
Income taxes receivable	329	3,330
Deferred income taxes, net	28,858	26,208
Goodwill and intangible assets, net	12,588	5,958
Other assets	5,248	4,353
Total assets	$2,876,737	$2,387,558

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	December 31,	December 31,
	2016	2015
Liabilities
Unpaid losses and loss adjustment expenses	$1,703,706	$1,364,774
Unearned premiums	680,691	585,448
Allowance for policy cancellations	66,418	59,610
Deferred ceding fees	32,226	29,119
Accounts payable to agents	2,639	2,458
Accounts payable to insurance companies	14,871	3,801
Debt, net	43,783	43,740
Other liabilities	36,023	35,151
Total liabilities	2,580,357	2,124,101

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 41,924,440 and 42,699,550 shares issued at December 31, 2016 and December 31, 2015, respectively)	42	43
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015)	—	—
Additional paid-in capital	229,297	224,719
Retained earnings	66,230	37,322
Accumulated other comprehensive income	811	1,373
Total shareholders’ equity	296,380	263,457
Total liabilities and shareholders’ equity	$2,876,737	$2,387,558

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Revenues:
Premiums earned	$129,654	$118,068	$96,650
Commission income	1,381	1,465	1,533
Ceding fees	73,314	67,956	45,732
Net investment income	8,039	7,948	4,841
Realized net investment gains (losses)	2,735	1,888	1,311
Other income	1,947	1,623	4,460
	217,070	198,948	154,527

Expenses:
Losses and loss adjustment expenses	58,756	55,753	40,821
Commissions	5,777	5,502	3,882
Taxes, licenses, and fees	3,472	3,130	2,832
General and administrative	70,014	62,978	58,891
Founder special compensation	—	—	17,914
Offering-related expenses	—	—	8,833
Contract modification expense	—	—	17,800
Interest expense	2,238	2,031	2,237
Total expenses	140,257	129,394	153,210

Income (loss) before income taxes	76,813	69,554	1,317

Income taxes:
Current tax expense (benefit)	30,083	25,741	11,514
Deferred tax expense (benefit)	(2,347)	(853)	(21,210)
	27,736	24,888	(9,696)
Net income (loss)	$49,077	$44,666	$11,013

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$1.17	$1.01	$0.28
Diluted earnings per share	1.16	1.01	0.28

Dividends, per share	$0.24	$0.14	0.49

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014

Net income (loss)	$49,077	$44,666	$11,013

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(205)	(3,416)	3,998
Tax effect on unrealized holding gains (losses) during the period	72	1,196	(1,387)
Less: reclassification adjustments for realized gains included in net income	(660)	(845)	(898)
Tax effect on reclassification adjustments for realized gains included in net income	231	295	314
Other comprehensive income (loss)	(562)	(2,770)	2,027

Total comprehensive income (loss)	$48,515	$41,896	$13,040

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

Consolidated Statements of Shareholders’ Equity

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2014	$44	$220,577	$16,108	$4,143	$240,872
Stock-based compensation expense	—	4,142	—	—	4,142
Dividends declared	—	—	(6,196)	—	(6,196)
Repurchase of common stock	(1)	—	(17,256)	—	(17,257)
Net income (loss)	—	—	44,666	—	44,666
Other comprehensive income (loss), net of tax	—	—	—	(2,770)	(2,770)
Balance at December 31, 2015	43	224,719	37,322	1,373	263,457
Stock-based compensation expense	—	4,578	—	—	4,578
Dividends declared	—	—	(10,139)	—	(10,139)
Repurchase of common stock	(1)	—	(10,030)	—	(10,031)
Net income (loss)	—	—	49,077	—	49,077
Other comprehensive income (loss), net of tax	—	—	—	(562)	(562)
Balance at December 31, 2016	$42	$229,297	$66,230	$811	$296,380

The accompanying notes are an integral part of these consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Operating activities
Net income	$49,077	$44,666	$11,013
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,164	4,173	4,993
Stock-based compensation	4,578	4,142	2,012
Bad debt expense	27	—	—
Deferred income taxes	(2,347)	(853)	(21,210)
Realized net investment gains	(2,735)	(1,888)	(1,311)
Realized gains and losses on property and equipment	(3)	(107)	47
Realized gain on subordinated debenture repurchase	—	—	(610)
Changes in:
Restricted cash and investments	759	2,880	203
Accounts receivable from agents	(11,957)	(5,385)	(1,222)
Reinsurance recoverable on paid losses	(243)	13	(320)
Deferred acquisition costs	(119)	(39)	59
Reinsurance recoverables	(416,799)	(255,126)	(284,309)
Income taxes receivable	3,001	(5,092)	3,213
Interest receivable	78	(363)	(462)
Other assets	(895)	1,116	47
Unpaid losses and loss adjustment expenses	326,393	154,869	193,264
Unearned premiums	93,376	105,324	93,845
Allowance for policy cancellations	6,808	4,110	15,877
Deferred ceding fees	3,107	5,507	4,877
Accounts payable to agents	181	10	(116)
Accounts payable to insurance companies	11,070	(598)	(886)
Other liabilities	3,631	3,637	4,272
Other liabilities, affiliate	—	—	(100)
Net cash provided by (used in) operating activities	71,152	60,996	23,176

Investing activities
Purchase of investments	(82,015)	(98,856)	(170,250)
Proceeds from sale of investments	64,545	39,121	14,782
Proceeds from maturities and principal receipts	27,328	33,186	28,494
Proceeds from dispositions of property and equipment	128	448	981
Purchase of property and equipment	(839)	(893)	(1,982)
Acquisition of consolidated subsidiaries, net of cash obtained	(17,415)	—	—
Net cash provided by (used in) investing activities	(8,268)	(26,994)	(127,975)

Financing activities
Dividends paid	(10,083)	(6,165)	(16,683)
Proceeds from issuances of common stock	—	—	289,322
Costs directly attributable to the issuance of common stock	—	—	(1,578)
Repurchase of common stock	(12,873)	(14,415)	(190,595)
Repurchase of debt	—	—	(6,750)
Net cash provided by (used in) financing activities	(22,956)	(20,580)	73,716

Net change in cash and cash equivalents	39,928	13,422	(31,083)
Cash and cash equivalents at beginning of period	51,770	38,348	69,431
Cash and cash equivalents at end of period	$91,698	$51,770	$38,348

Supplemental disclosures of cash flow information
Interest paid	$2,171	$1,980	$2,269
Taxes paid	$27,081	$30,833	$8,301

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Goodwill and Intangible Assets

Goodwill is the difference between the purchase price in a business combination and the fair value of assets acquired and liabilities assumed, and is not amortized.  Intangible assets include assets with an indefinite life, primarily insurance licenses, and are not amortized.  Intangible assets also include assets with a finite life, primarily customer relationships/lists, and are amortized over the estimated useful life of the asset in proportion to the expected benefit.

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

As of December 31, 2016, the Company performed the first step of its annual goodwill assessment for the individual reporting units to which goodwill is allocated and determined there is no impairment of goodwill.

The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments were recognized in 2016, 2015 or 2014.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses (“LAE”) includes an estimate for claims reported and an additional liability for claims incurred but not reported, based on the Company’s historical loss experience. While

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements. There were no uncertain tax positions at December 31, 2016 and December 31, 2015.

Income Recognition

Premiums on CPI business are earned on a pro rata basis over the terms of the policies after taking into consideration the allowance for policy cancellations. Premiums on Program Services business are earned on a pro rata basis over the terms of the policies. Ceding fees are earned on the same basis as the underlying premiums.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Program Services

In connection with writing Program Services business, the Company enters into contractual agreements with both the producing general agents and the reinsurers, whereby the general agents and reinsurers are typically obligated to each other for payment of insurance amounts, including premiums, commissions, and losses.  To the extent these funds are not the obligation of the Company and are settled directly between the general agent and the reinsurer, no receivables or payables are recorded for these amounts. All obligations of the Company’s insurance subsidiaries owed to or on behalf of their policyholders are recorded by the Company and, to the extent appropriate, offsetting reinsurance recoverables are recorded.

Minimum Ceding Fees

Minimum ceding fees are fees the Company receives pursuant to contractual minimum premium requirements for certain programs where either significant premium capacity is reserved for that program or where the expected premium volume is not reasonably assured.  For those programs where a minimum applies, the ceding fees are considered as two distinct pieces:  (1) “premium-related fees,” which are earned as the associated gross written premium is earned, typically pro rata on an annual basis; and (2) “capacity fees,” which are determined based on the shortfall, if any, between the program’s contractual annual premium minimum and the amount of premium estimated to be written in the contract year, which fees are earned over the contract year.

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

Stock-Based Compensation

Compensation expense for stock-based payments is recognized based on the measurement-date fair value for awards that will settle in shares.  Compensation expense for restricted stock grants and stock option awards that contain a service condition are recognized on a straight line pro rata basis over the vesting period.  For restricted stock awards that contain a performance condition, the expense is recognized based on the awards expected to vest and the cumulative expense is adjusted whenever the estimate of the number of awards to vest changes.  An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense.  See Note 15 — “Stock-Based Payments” for related disclosures.

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update (ASU 2014-09), “Revenue from Contracts with Customers” (Topic 606).  The core guidance of the ASU presents a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions.  In August 2015, the FASB issued ASU 2015-14 to defer the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  An entity can choose to apply the guidance using either the full retrospective or a modified retrospective approach.  The Company is currently evaluating which approach to apply at adoption.  The Company has assessed its revenue streams to identify those contracts that are clearly excluded from the scope of the standard and those that may be subject to the new standard.  Insurance contracts within the scope of Topic 944, “Financial

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Services – Insurance” are excluded from the scope of Topic 606.  The Company does not plan to early adopt and expects the impact of this pronouncement to be minimal.

In August 2014, the FASB issued an accounting standards update (ASU 2014-15), “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40).  The ASU requires management to perform a two-step evaluation to assess an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. If management concludes that substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt.  Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate substantial doubt that was raised.  This ASU is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter.  The Company adopted the provisions of this ASU as of December 31, 2016.

In May 2015, the FASB issued an accounting standards update (ASU 2015-09), “Disclosures about Short-Duration Contracts” (Topic 944) intended to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts.  The amendments in this update are expected to increase transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates.  This ASU is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  The Company adopted the provisions of this ASU on December 31, 2016.  See Note 11 – “Losses and Loss Adjustment Expenses” for related disclosures.

In September 2015, the FASB issued an accounting standards update (ASU 2015-16), “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments” (Topic 805) which applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition are the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company adopted the provisions of this ASU on January 1, 2016.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

In March 2016, the FASB issued an accounting standards update (ASU 2016-08), “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”  The new standard requires an entity to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer.  An entity is a principal and therefore records revenue on a gross basis if it controls the promised good or service before transferring the good or service to the customer.  An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services.  The amendments clarify how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer.  This ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard which is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  An entity can choose to apply the guidance using either the full retrospective or a modified retrospective approach.  The Company is currently evaluating which approach to apply at adoption.  The Company has assessed its revenue streams to identify those contracts that are clearly excluded from the scope of the standard and those that may be subject to the new standard.  Insurance contracts within the scope of Topic 944, “Financial Services – Insurance” are excluded from the scope of Topic 606.  The Company expects the impact of this pronouncement to be minimal.

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

In May 2016, the FASB issued an accounting standards update (ASU 2016-12), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”  The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP.  The amendments also clarify how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  This ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard which is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  An entity can choose to apply the guidance using either the full retrospective or a modified retrospective approach.  The Company is currently evaluating which approach to apply at adoption.  The Company has assessed its revenue streams to identify those contracts that are clearly excluded from the scope of the standard and those that may be subject to the new standard.  Insurance contracts within the scope of Topic 944, “Financial Services – Insurance” are excluded from the scope of Topic 606.  The Company expects the impact of this pronouncement to be minimal.

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

In November 2016, the FASB issued an accounting standards update (ASU 2016-18), “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  This ASU is effective for annual and interim periods beginning after December 15, 2017.  The Company will be evaluating what impact this ASU will have on disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	Cost or	Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$28,020	$87	$(102)	$28,005
Government agency	1,522	18	(2)	1,538
State and municipality	57,885	508	(183)	58,210
Industrial and miscellaneous	147,761	3,765	(2,111)	149,415
Residential mortgage-backed	51,237	536	(697)	51,076
Commercial mortgage-backed	40,410	300	(327)	40,383
Redeemable preferred stock	3,159	503	(182)	3,480
Total fixed-maturity securities	329,994	5,717	(3,604)	332,107

Equity securities
Non-redeemable preferred stock	3,267	304	(350)	3,221
Common stock	4	—	(1)	3
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

	Cost or	Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$18,890	$124	$(35)	$18,979
Government agency	2,025	31	(7)	2,049
State and municipality	68,461	1,895	(14)	70,342
Industrial and miscellaneous	132,797	2,139	(2,618)	132,318
Residential mortgage-backed	80,566	1,213	(793)	80,986
Commercial mortgage-backed	22,235	68	(150)	22,153
Redeemable preferred stock	2,790	16	(111)	2,695
Total fixed-maturity securities	327,764	5,486	(3,728)	329,522

Equity securities
Non-redeemable preferred stock	4,012	422	(69)	4,365
Common stock	784	414	(19)	1,179
Total equity securities	4,796	836	(88)	5,544
Total investments	$332,560	$6,322	$(3,816)	$335,066

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$19,371	$(102)	$—	$—	$19,371	$(102)
Government agency	538	(2)	—	—	538	(2)
State and municipality	21,523	(183)	—	—	21,523	(183)
Industrial and miscellaneous	52,995	(1,485)	2,784	(626)	55,779	(2,111)
Residential mortgage-backed	29,776	(535)	3,338	(162)	33,114	(697)
Commercial mortgage-backed	18,673	(293)	773	(34)	19,446	(327)
Redeemable preferred stock	2,207	(171)	135	(11)	2,342	(182)
Total fixed-maturity securities	145,083	(2,771)	7,030	(833)	152,113	(3,604)

Equity securities
Non-redeemable preferred stock	570	(312)	42	(38)	612	(350)
Common stock	3	(1)	—	—	3	(1)
Total equity securities	573	(313)	42	(38)	615	(351)
	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$2,757	$(23)	$1,290	$(12)	$4,047	$(35)
Government agency	665	(7)	—	—	665	(7)
State and municipality	405	(1)	369	(13)	774	(14)
Industrial and miscellaneous	74,782	(2,139)	2,440	(479)	77,222	(2,618)
Residential mortgage-backed	31,090	(258)	13,227	(535)	44,317	(793)
Commercial mortgage-backed	13,317	(147)	413	(3)	13,730	(150)
Redeemable preferred stock	1,020	(51)	292	(60)	1,312	(111)
Total fixed-maturity securities	124,036	(2,626)	18,031	(1,102)	142,067	(3,728)

Equity securities
Non-redeemable preferred stock	2,067	(69)	—	—	2,067	(69)
Common stock	753	(19)	—	—	753	(19)
Total equity securities	2,820	(88)	—	—	2,820	(88)
	$126,856	$(2,714)	$18,031	$(1,102)	$144,887	$(3,816)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments. Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads, and higher underlying Treasury rates, and that despite the wider credit spreads and higher rates, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment. For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

to determine any credit related losses. There are 270 securities in an unrealized loss position at December 31, 2016. Over 95% of these investments are investment-grade at December 31, 2016.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value. Therefore, Management does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities during 2016, 2015, and 2014 were $64.5 million, $39.1 million, and $14.8 million respectively.

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

The following table presents the Company’s gross realized gains (losses) for the periods ended December 31:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2016	2015	2014
Realized gains:
Fixed-maturity securities	$2,959	$1,493	$1,388
Equity securities	362	493	34
Gross realized gains	3,321	1,986	1,422
Realized losses:
Fixed-maturity securities	(714)	(653)	(92)
Equity securities	(98)	—	(19)
Other-than-temporary impairment losses on fixed-maturity securities	(201)	(96)	—
Gross realized losses	(1,013)	(749)	(111)
Change in fair value of embedded derivatives	427	651	—
Net realized investment gains (losses)	$2,735	$1,888	$1,311

The Company had one and eleven non-cash exchanges of investment securities for each of the periods ending December 31, 2016 and December 31, 2015, respectively.  Non-cash consideration received for these exchanges was $533 thousand and $4.9 million in 2016 and 2015, respectively.  Gains of $153 thousand and $33 thousand were recognized on these exchanges and are reflected in the “Realized net investment gains” balance shown on the consolidated statements of income.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following schedule details the maturities of the Company’s fixed-maturity securities, available-for-sale, as of December 31, 2016:

		Fair
($ in thousands)	Amortized Cost	Value

Due in one year or less	$13,763	$13,798
Due after one year through five years	123,865	125,660
Due after five years through ten years	86,843	86,395
Due after ten years	13,876	14,795
Residential mortgage-backed securities	51,237	51,076
Commercial mortgage-backed securities	40,410	40,383
	$329,994	$332,107

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes approximately $0.8 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.24% of the Company’s total investments as of December 31, 2016. The Company does not own mortgage derivatives.

Net investment income for the periods ended December 31, consists of the following:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2016	2015	2014

Interest on investments	$8,448	$8,357	$5,254
Dividends	491	301	135
Gross investment income	8,939	8,658	5,389
Investment expenses	(900)	(710)	(548)
Net investment income	$8,039	$7,948	$4,841

The Company’s insurance subsidiaries are required to maintain deposits in various states where they are licensed to operate. These deposits consist of fixed-maturity securities at fair values totaling $77.0 million and $53.5 million at December 31, 2016 and December 31, 2015, respectively.

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

($ in thousands)	2016	2015	2014

Balance, beginning of year	$1,075	$1,036	$1,095
Capitalized costs	5,854	5,359	4,907
Amortization	(5,735)	(5,320)	(4,966)
Balance, end of year	$1,194	$1,075	$1,036

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4. Property, Equipment, and Depreciation

The following is a summary of property, equipment, and depreciation at December 31:

($ in thousands)	2016	2015

Land held for use	$3,443	$3,443
Land held for sale	1,034	1,034
Building and improvements	15,330	15,234
Transportation equipment	818	873
Furniture and fixtures	3,277	3,241
Computer equipment and software	5,590	7,457
	29,492	31,282
Accumulated depreciation and amortization	(13,329)	(14,119)
Property and equipment, net	$16,163	$17,163

Depreciation and amortization expense for 2016, 2015 and 2014 was $1.7 million, $1.8 million and $1.8 million, respectively.

The Company purchased a tract of land in 2007 with a plan to build a new home office building for its own use.  During 2009, the Company classified this land as held for sale, since it had abandoned its plan to build a new home office and purchased an existing building for its own use.  Gains of $3 thousand, $107 thousand and $454 thousand were recognized at December 31, 2016, 2015 and 2014, respectively, from the sale of property and equipment.

5. Goodwill and Intangible Assets

($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016
Goodwill	$2,565	$—	$2,565
Customer relationships/lists	19,000	(16,327)	2,673
Insurance licenses	7,350	—	7,350
	$28,915	$(16,327)	$12,588

December 31, 2015
Goodwill	$2,565	$—	$2,565
Customer relationships/lists	19,000	(15,607)	3,393
	$21,565	$(15,607)	$5,958

As of December 31, 2016 and 2015, goodwill of $2.1 million is attributable to our Program Services segment and $450 thousand is attributable to the Lender Services segment.  Definite-lived intangible assets total $2.7 million and $3.4 million, net of amortization, as of December 31, 2016 and 2015, respectively, and are fully attributable to our Lender Services segment.  Indefinite-lived intangible assets, insurance licenses, total $7.4 million as of December 31, 2016, and are fully attributable to our Program Services segment.

Customer relationships/lists are amortized based on discounted cash flow estimates over their expected useful lives of 15 years.  Amortization expense related to the customer relationships/lists was $720 thousand, $725 thousand, and $765 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.  The non-compete agreements were amortized based on the discounted cash flow estimates over their expected useful lives of five to nine years.  Amortization expense related to the non-compete agreements was zero, zero and $458 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Expected amortization expense over the next five years for the Company’s definite-lived intangible assets is as follows: 2017 – $699 thousand; 2018 –$644 thousand; 2019 – $260 thousand; 2020 – $244 thousand; and 2021 – $228 thousand.

6. Debt

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

The following is a summary of the TPS Debentures at December 31:

($ in thousands)	2016	2015
Floating Rate Capital Securities at LIBOR plus 4.00%, issued December 4, 2002, maturing on December 4, 2032	$17,500	$17,500
Floating Rate Capital Securities at LIBOR plus 4.10%, issued December 16, 2003, maturing on January 8, 2034	12,000	12,000
Floating Rate Capital Securities at LIBOR plus 3.80%, issued May 26, 2004, maturing on May 24, 2034	15,000	15,000
	$44,500	$44,500

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

Interest is payable quarterly (see rates above) and set and paid quarterly. The three-month LIBOR rate at December 31, 2016, was 1.0%. Payment of interest may be deferred for up to 20 consecutive quarters; however, the Company may not declare or pay any dividends or distributions, nor make any guarantee payments or payments on fixed-maturity securities, unless senior in interest to the TPS Debentures. These same limitations apply during an event of default.

Debt is reflected in the consolidated financial statements net of debt issuance costs paid to placement agents with an initial cost of $1.3 million, net of accumulated amortization of $572 thousand and $529 thousand at December 31, 2016 and 2015, respectively.  The debt issuance costs are being amortized over 30 years using the straight-line method, which approximates the effective interest method.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

7. Income Tax Provision

The shareholders previously consented to elections for certain entities in the Company to be treated as S Corporations under Internal Revenue Code Section 1362(a).  As a result of these elections, federal income taxes prior to June 25, 2014 are recorded only for State National Intermediate Holdings, Inc. (“SNIH”), State National Insurance Company, Inc. (“SNIC”), National Specialty Insurance Company (“NSIC”) and United Specialty Insurance Company (“USIC”), as they remained C Corporations and filed a consolidated federal income tax return.  On June 25, 2014, the Company completed a private placement of common stock which resulted in termination of its S Corporation status.  As a result, the Company is taxed as a C Corporation and filed a consolidated short period federal income tax return with its subsidiaries for the period June 26 through December 31, 2014.  Income for the Company’s pass-through entities was taxed (for federal purposes) to the individual owners during the short period January 1 through June 25, 2014.  The Company recorded a net deferred income tax benefit of $19.3 million related to this change in tax status.

The components of income tax expense for the years ended December 31 are as follows:

2016
($ in thousands)	Federal	State	Total
Federal and state income tax expense (benefit)
Current	$28,457	$1,626	$30,083
Deferred	(2,431)	84	(2,347)
Total income tax expense (benefit)	$26,026	$1,710	$27,736

2015
($ in thousands)	Federal	State	Total
Federal and state income tax expense (benefit)
Current	$24,019	$1,722	$25,741
Deferred	(794)	(59)	(853)
Total income tax expense (benefit)	$23,225	$1,663	$24,888

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Deferred income taxes reflect the effect of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of the net deferred income tax asset are as follows at December 31:

($ in thousands)	2016	2015
Deferred income tax assets:
Allowance for policy cancellations	$23,246	$20,864
Unpaid losses and loss adjustment expenses	182	156
Deferred ceding fees	11,279	10,192
Management fee	37	111
Compensation	4,117	3,638
Intangible assets	514	376
Unrealized losses on equity securities	123	31
Unrealized losses on fixed maturities and other investment securities	1,261	1,305
Write-down of other-than-temporarily impaired investment securities	111	249
Other	33	116
Total deferred income tax assets	40,903	37,038

Deferred income tax liabilities:
Unearned premiums	8,412	7,522
Unrealized gains on equity securities	107	292
Unrealized gains on fixed maturities and other investment securities	2,001	1,920
Deferred acquisition costs	418	376
Fixed assets	131	302
Other	976	418
Total deferred income tax liabilities	12,045	10,830
Net deferred income tax asset	$28,858	$26,208

No valuation allowance was recorded at December 31, 2016 and 2015, as the temporary differences disclosed above relate to deferred income tax assets that are more-likely-than-not to be realized in future years.

In the second quarter of 2014, the Company revised its provision for income taxes to reflect a change in the federal statutory rate from 34.3% to 35.0%, effective January 1, 2014.  A reconciliation of federal income tax expense

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

computed by applying the federal statutory tax rate to income before federal income tax expense for the periods ended December 31 follows:

	2016		2015		2014
		Effective		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$26,885	35.0%	$24,344	35.0%	$461	35.0%
Exclusion of Subchapter S income	—	—	—	—	8,465	643.0
Change in tax status	—	—	—	—	(19,316)	(1,467.2)
Change in federal statutory rate	—	—	—	—	(75)	(5.7)
Accrual/adjustment prior year	—	—	(175)	(0.2)	174	13.2
Tax-exempt income	(379)	(0.5)	(432)	(0.6)	(304)	(23.1)
State income taxes	1,140	1.5	1,060	1.5	826	62.8
Meals and entertainment	109	0.1	94	0.1	61	4.6
Other	(19)	—	(3)	—	12	0.8
Total income tax expense (benefit)	$27,736	36.1%	$24,888	35.8%	$(9,696)	(736.6)%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. There were no uncertain tax positions at December 31, 2016.

The Company had no net operating loss or capital loss carry-forwards at December 31, 2016.

As of December 31, 2016, the Company’s U.S. federal income tax returns for tax years that ended December 31, 2013 through December 31, 2015, remain open under the normal three year statute of limitations and, therefore, are subject to examination by the Internal Revenue Service.

8. Reinsurance

Through unaffiliated general agents, the Company’s insurance subsidiaries write property and casualty lines of business in the Program Services segment.  This business is written and reinsured pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are typically tripartite agreements executed by the Company’s insurance subsidiaries, the reinsurer, and the general agent.  Substantially all of the underwriting risk associated with this business is borne by the reinsurer.  As compensation for writing this business, the Company’s insurance subsidiaries receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as accounts receivable from agents.  In most instances, if the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the contracts.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

financial stability, A.M. Best Company rating, size, security funds available, and other factors as appropriate.  Following is a summary of these balances:

	December 31,	December 31,
($ in thousands)	2016	2015
Ceded unearned premiums	$651,938	$559,638
Ceded loss and loss adjustment expense reserves	1,690,926	1,352,022
Total reinsurance recoverables	2,342,864	1,911,660
Secured reinsurance recoverables	(1,678,243)	(1,527,335)
Unsecured reinsurance recoverables	$664,621	$384,325

The fair value of all collateral held by the Company’s insurance subsidiaries for reinsurers for whom we require collateral is approximately 132% of the related reinsurance recoverables as of December 31, 2016, with the lowest ratio for any such reinsurer being 100%.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$28,005	$—	$28,005
Government agency	—	1,538	—	1,538
State and municipality	—	58,210	—	58,210
Industrial and miscellaneous	—	149,415	—	149,415
Residential mortgage-backed	—	51,076	—	51,076
Commercial mortgage-backed	—	40,383	—	40,383
Redeemable preferred stock	—	3,480	—	3,480
Total fixed-maturity securities	—	332,107	—	332,107

Equity securities
Non-redeemable preferred stock	—	3,221	—	3,221
Common stock	—	3	—	3
Total equity securities	—	3,224	—	3,224
Total investments	$—	$335,331	$—	$335,331

December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$18,979	$—	$18,979
Government agency	—	2,049	—	2,049
State and municipality	—	70,342	—	70,342
Industrial and miscellaneous	—	132,318	—	132,318
Residential mortgage-backed	—	80,986	—	80,986
Commercial mortgage-backed	—	22,153	—	22,153
Redeemable preferred stock	—	2,695	—	2,695
Total fixed-maturity securities	—	329,522	—	329,522

Equity securities
Non-redeemable preferred stock	—	4,365	—	4,365
Common stock	—	1,179	—	1,179
Total equity securities	—	5,544	—	5,544
Total investments	$—	$335,066	$—	$335,066

The fair value of embedded derivatives included in Level 2 securities was $9.5 million at December 31, 2016 and $8.6 million at December 31, 2015, respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

There was no Level 3 activity including gains or losses recognized purchases, or sales transaction during the periods ending December 31, 2016 and December 31, 2015.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between Level 1, Level 2, and Level 3 at December 31, 2016 and December 31, 2015.

10. Premiums Earned

Premiums earned consist of the following for the years ended December 31:

($ in thousands)	2016	2015	2014

Premiums written	$1,447,706	$1,262,990	$1,032,608
Premiums assumed	15,550	2,097	1,517
Premiums ceded	(1,330,660)	(1,144,579)	(935,051)
Net premiums retained	132,596	120,508	99,074
Change in net unearned premiums	(2,942)	(2,440)	(2,424)
Total premiums earned	$129,654	$118,068	$96,650

Premiums assumed as a % of net premiums retained	11.7%	1.7%	1.5%

Premiums written for CPI include an allowance for return premiums and policy fees related to expected future policy cancellations. Original estimates are adjusted as the policies develop and additional information becomes known regarding actual cancellation rates.

11. Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses consist of the following for the years ended December 31:

($ in thousands)	2016	2015	2014

Direct losses and loss adjustment expenses	$927,937	$696,249	$714,708
Assumed losses and loss adjustment expenses	5,815	1,225	2,469
Ceded losses and loss adjustment expenses	(874,996)	(641,721)	(676,356)
Total net losses and loss adjustment expenses	$58,756	$55,753	$40,821

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Activity in the liability for unpaid losses and loss adjustment expenses at December 31, is summarized as follows:

($ in thousands)	2016	2015	2014

Balance at January 1,	$1,364,774	$1,209,905	$1,016,641
Reinsurance recoverables	(1,352,022)	(1,199,780)	(1,006,892)
Net balance at January 1,	12,752	10,125	9,749

Incurred related to:
Current year	58,200	53,965	41,314
Prior year	556	1,788	(493)
Total incurred	58,756	55,753	40,821

Paid related to:
Current year	48,918	45,239	34,251
Prior year	9,810	7,887	6,194
Total paid	58,728	53,126	40,445

Net balance at December 31,	12,780	12,752	10,125
Reinsurance recoverables	1,690,926	1,352,022	1,199,780
Balance at December 31,	$1,703,706	$1,364,774	$1,209,905

The estimate for ultimate losses incurred on a net basis related to prior years increased by $0.6 million in 2016, increased by $1.8 million in 2015 and decreased by $0.5 million in 2014. The unfavorable development in 2016 is primarily related to reserve strengthening in our Program Services segment ($1.1 million), partially offset by favorable development of $0.5 million in our Lender Services segment.  The unfavorable development in 2015 is primarily related to reserve strengthening on run-off programs in our Program Services segment ($2.0 million). The favorable development in 2014 is primarily due to $0.7 million of favorable development in our Lender Services segment. All of these changes were the result of the re-estimation of unpaid losses and LAE due to ongoing analyses of recent loss development trends as new data becomes available. We had no significant changes in reserving assumptions or methodologies.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company adopted the provisions of ASU 2015-09 “Disclosures about Short-Duration Contracts” effective December 31, 2016.  The liability for “Unpaid losses and loss adjustment expenses” has been disaggregated along the Program and Lender Services segments.  The incurred and paid losses by accident year information presented below for calendar years prior to 2016 for both the Program and Lender Services segments is required supplementary information and is unaudited.  The following incurred and paid losses by accident year tables are for the Program Services segment:

	Incurred losses and allocated loss adjustment expenses, net of reinsurance
($ in thousands)	For the years ended December 31,
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	2,468	2,475	1,904	2,019	1,943	1,911	2,441	2,574	2,438	2,187
2008		2,054	2,125	1,810	1,733	1,708	1,686	1,675	1,679	1,676
2009			1,918	1,899	1,639	2,151	2,294	2,426	2,701	2,758
2010				1,441	1,641	2,342	2,740	2,696	3,729	3,960
2011					886	1,813	2,103	2,169	2,892	3,353
2012						949	701	692	793	1,362
2013							56	34	22	19
2014								4	2	2
2015									5	5
2016										3
									Total	$15,325

	Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
($ in thousands)	For the years ended December 31,
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	880	1,567	1,760	1,874	1,891	1,895	2,433	2,436	2,436	2,186
2008		807	1,284	1,487	1,554	1,613	1,643	1,651	1,654	1,667
2009			573	1,003	1,104	1,458	1,690	1,935	2,132	2,238
2010				366	741	1,099	1,463	1,954	2,239	3,086
2011					53	381	639	997	1,374	1,913
2012						58	135	234	390	734
2013							2	2	2	2
2014								1	1	1
2015									3	3
2016										2
									Total	$11,832

The Lender Services segment writes business that is short-tailed due to the nature of the coverages.  Therefore, two years of incurred and paid losses by accident year are presented in the tables below:

	Incurred losses and allocated loss adjustment expenses, net of reinsurance
($ in thousands)	For the years ended December 31,
Accident year	2015	2016
2015	$53,960	$54,079
2016		58,197
	Total	$112,276

	Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
($ in thousands)	For the years ended December 31,
Accident year	2015	2016
2015	$45,236	$54,073
2016		48,916
	Total	$102,989

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Incurred but not reported (“IBNR”) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserve estimates. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported, some of which are not yet known to the insurer, as well as a provision for future development on reported claims.  The following table presents IBNR liabilities and claims frequency, which is measured by claim event, for each accident year presented for the Program Services segment.

	Total of incurred but not reported
($ in thousands)	liabilities plus expected	Cumulative number of
Accident Year	development on reported claims	reported claims
2007	$1	297,060
2008	8	87,176
2009	519	74,604
2010	874	62,041
2011	1,441	49,878
2012	629	52,233
2013	17	59,350
2014	2	63,576
2015	2	60,347
2016	—	49,215
	$3,493

The following table presents IBNR liabilities and claims frequency, which is measured by claim event, for each accident year presented for the Lender Services segment:

	Total of incurred but not reported
($ in thousands)	liabilities plus expected	Cumulative number of
Accident Year	development on reported claims	reported claims
2015	$5	26,361
2016	9,282	23,757
	$9,287

The average annual percentage payout of incurred claims by age, net of reinsurance, is calculated using a weighted average of paid losses & loss adjustment expenses to incurred losses & loss adjustment expenses, both net of reinsurance for each age.  Program claims have a longer tail, therefore the percentage payout is calculated over ten years.  Lender claims have a short tail, therefore the percentage payout is calculated over two years.  The following tables that present the average annual percentage payout of incurred claims by age, net of reinsurance for the Program and Lender Services segments are required supplementary information and are therefore unaudited:

	Program
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Program	28%	48%	60%	67%	72%	73%	86%	90%	100%	100%

	Lender
	Year 1	Year 2
Lender	84%	100%

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table reconciles the Program and Lender loss development tables to the liability for unpaid losses and loss adjustment expenses:

($ in thousands)	2016

Net outstanding liabilities for unpaid losses and LAE
Program	$3,493
Lender	9,287
Liabilities for unpaid losses and LAE, net of reinsurance	12,780

Reinsurance Recoverable on unpaid losses
Program	1,688,774
Lender	2,152
Total reinsurance recoverable on unpaid losses	1,690,926

Unallocated loss adjustment expenses	—
Total gross liability for unpaid losses and LAE	$1,703,706

On September 30, 2016, the Company acquired 100% of the outstanding common shares of United National Specialty Insurance Company, which was subsequently renamed to City National Insurance Company or (“CNIC”).  CNIC was acquired as a shell company with a 100% quota share reinsurance agreement.  Total gross liability for “Unpaid losses and loss adjustment expenses” includes $12.5 million of gross liability acquired as a part of the acquisition.

12. Statutory Accounting

A reconciliation of the Company’s insurance subsidiaries’ shareholders’ equity and net income as of and for the years ended December 31 from Statutory Accounting Principles (SAP) to GAAP is as follows:

($ in thousands)	2016	2015
Shareholders’ equity (insurance subsidiaries only):
Per statutory basis	$269,415	$229,830
Adjustments for:
Allowance for return commissions	34,673	31,001
Allowance for policy cancellations	(28,563)	(26,009)
Commissions payable	16,295	14,681
Deferred acquisition costs	16,507	14,616
Deferred income taxes	(7,162)	(6,754)
Investments	3,057	3,217
Management fees	(21,676)	(18,208)
Intangible assets	2,091	1,947
Nonadmitted assets	19	—
Shareholders’ equity in accordance with GAAP	$284,656	$244,321

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

($ in thousands)	2016	2015	2014
Net income (insurance subsidiaries only):
Per statutory basis	$14,470	$15,922	$6,780
Adjustments for:
Allowance for return commissions	3,672	2,155	7,571
Allowance for policy cancellations	(2,554)	(2,337)	(7,028)
Commission expense	1,614	576	3,508
Deferred acquisition costs	1,891	1,467	(84)
Deferred income taxes	(410)	(2,353)	195
Management fees	(3,468)	(1,395)	(2,975)
Investments	836	1,142	—
Other	—	(16)	(129)
Net income in accordance with GAAP	$16,051	$15,161	$7,838

At December 31, 2016 and 2015, the amount of statutory capital and surplus for the consolidated insurance subsidiaries was $269.4 million and $229.8 million, respectively. At December 31, 2016 and 2015, minimum statutory capital and surplus required was $5.0 million for the Company’s insurance subsidiaries domiciled in Texas and $750 thousand for the Company’s insurance subsidiaries domiciled in Delaware.  The Texas Department of Insurance (the “Department”) requires approval for dividends from insurance subsidiaries that exceed statutory guidelines. The maximum dividend that may be paid without prior approval of the Commissioner of Insurance is limited to the greater of 10% of statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. At December 31, 2016, unrestricted net assets available for dividends were $26.9 million.

The Company is required to comply with the NAIC’s Risk-Based Capital (“RBC”) requirements. Under the RBC standards, risks specific to the Company in such areas as asset risk, insurance risk, interest rate risk, and business risk are evaluated and compared to the Company’s capital and surplus to determine solvency margins. In its calculation of risk-based capital for SNIC and NSIC, the Company has deducted amounts for which it holds collateral (either trust funds in the name of the Company or irrevocable letters of credit) for amounts recoverable from reinsurance companies. The Company believes this practice to be appropriate because the credit risk for the related reinsurance balances is virtually eliminated due to the protection provided by the collateral. This practice differs from NAIC annual statement instructions. There is no monetary effect on net income or statutory surplus from the use of this practice. If the Company had not used this practice, the RBC calculations would not have resulted in a regulatory event in 2016 or 2015.

At periodic intervals, the Department routinely examines the insurance subsidiaries’ statutory financial statements as part of its legally prescribed oversight of the insurance industry. Based on these examinations, regulators can direct that the statutory-basis financial statements be adjusted in accordance with their findings. The Texas Department of Insurance completed its examination of the December 31, 2006 through December 31, 2010, statutory-basis financial statements of NSIC and SNIC in 2012, with no significant findings reported. The Delaware Insurance Department also completed its examination of the December 31, 2006 through December 31, 2010, statutory-basis financial statements of USIC in 2012, with no significant findings reported.  SNIC, NSIC and USIC are currently under examination by their respective departments of insurance for the years 2011-2015 with an anticipated completion during 2017.

13. Related-Party Transactions

The accompanying consolidated financial statements include transactions with a former affiliate, Trace Air, Inc.  The Company was party to an aircraft lease with a term expiring in 2020.  Pursuant to the lease agreement, the Company leased the aircraft at a rate of $1,800 per hour of use, subject to a minimum monthly lease rate of $36 thousand.  In addition, the Company was responsible for operating and maintenance costs associated with the aircraft.  Under this agreement, we made aggregate payments to Trace Air, Inc. of $359 thousand in 2014.  This

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

lease agreement was terminated following the completion of the private placement of company stock (See Note 20 — “Common Stock”).

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

14. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age. The Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  For employee contributions made prior to January 1, 2015, the Company was required to make matching contributions of 50% of employees’ contributions, limited to 6% of eligible employees’ compensation. Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses is $1.4 million, $1.2 million and $1.1 million of December 31, 2016, 2015, and 2014, respectively.

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

The fair value of the restricted shares granted is determined based on the most recent trading price of the stock as of the grant date.  The fair value of each stock option grant is established on the grant date using the Black-Scholes option pricing model.  The Company granted 575,000, zero and 2,783,873 options during the years ended December 31, 2016, 2015, and 2014 respectively.  The following table summarizes the assumptions used to value these options:

	Grant Date
	June 25, 2014	February 8, 2016	June 22, 2016
Options granted	2,783,873	500,000	75,000
Risk-free rate of return	1.85%	1.25%	1.27%
Expected dividend yields	0.40%	2.44%	2.30%
Expected volatility	32.96%	26.53%	26.66%
Expected award life (years)	5.50	5.50	5.50

The Company measures compensation cost for stock awards at fair value and recognizes it over the service period for awards expected to vest.  Total stock-based compensation expense related to stock options and stock grants for the year ended December 31, 2016, 2015, and 2014 was $4.6 million, $4.1 million, and $2.0 million respectively.  Total recognized tax benefit related to the stock options and stock grants was $1.6 million, $1.4 million and $688 thousand for the years ended December 31, 2016 and 2015, and 2014 respectively.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of December 31, 2016, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation grants.  This unrecognized compensation is expected to be recognized over a weighted-average period of 1.3 years.

The total fair value of stock awards that vested during the years ended December 31, 2016 and 2015 was $3.8 million and $3.9 million respectively.  No awards vested during the year ended December 31, 2014.  A summary of nonvested stock activity, including stock options and restricted stock grants, for the year ended December 31, 2016 and 2015 is as follows:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
December 31, 2016	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	144,362	$10.05	1,855,918	$3.22
Granted	211,383	12.00	575,000	1.93
Vested	(77,695)	10.11	(927,955)	3.22
Nonvested at end of period	278,050	11.52	1,502,963	2.73

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
December 31, 2015	Shares	per Restricted Share	Options	per Stock Option
Nonvested at beginning of period	12,000	$10.00	2,783,873	$3.22
Granted	241,088	10.02	—	—
Forfeited	(17,152)	9.98	—	—
Vested	(91,574)	9.98	(927,955)	3.22
Nonvested at end of period	144,362	10.05	1,855,918	3.22

A summary of stock option activity for the year ended December 31, 2016 is as follows:

		Weighted	Weighted	Weighted	Weighted
		Average	Average Share	Average	Average
	Number	Exercise	Price on Date	Fair	Remaining	Aggregate
	of Awards	Price	of Exercise	Value	Contractual Life	Intrinsic Value
Outstanding, beginning of period	2,783,873	$10.00	$—	$3.22	—	$—
Granted	575,000	9.96	—	1.93	—	—
Exercised/Released	—	—	—	—	—	—
Outstanding, end of period	3,358,873	9.99	—	3.00	7.8	12,988,000
Vested and exercisable, end of the period	1,855,910	10.00	—	3.22	7.5	7,163,813
Vested and unvested exercisable, end of the period	1,855,910	10.00	—	3.22	7.5	7,163,813
Vested and expected to vest, end of the period	3,358,873	9.99	—	3.00	7.8	12,988,000

As of December 31, 2016, there were approximately 575 thousand shares of common stock available for future grants under the 2014 Plan.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company’s writings in California, Texas, Florida and New York comprised 56%, 57% and 53% of gross premiums written for the years ending December 31, 2016, 2015 and 2014, respectively.  Four general agents comprised 57%, 57% and 65% of gross premiums written in the Program Services segment for the years ending December 31, 2016, 2015, and 2014 respectively.  The five largest reinsurers with unsecured reinsurance recoverables, all of which are rated A or higher by A.M. Best, accounted for approximately 17%, 15%, 7%, 6%, and 5% of the Company’s unsecured reinsurance recoverables at December 31, 2016.

17. Leases

The Company previously leased a portion of its home office building to an unaffiliated third party under the terms of an operating lease. Rental income for the year ended December 31, 2014 is $2.1 million.

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

dividend on June 23, 2014.  A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Year Ended
	December 31,	December 31,	December 31,
($ in thousands, except for per share amounts)	2016	2015	2014

Numerator for both basic and diluted earnings per share:
Net income (loss)	$49,077	$44,666	$11,013

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	42,056,661	44,165,458	39,383,641

Dilutive effect of outstanding securities (determined using the treasury stock method)	101,049	23,135	6,214

Weighted-average common shares outstanding and potential common shares outstanding	42,157,710	44,188,593	39,389,855

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

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016.  On November 22, 2016, the Company’s Board of Directors extended the repurchase program through December 31, 2017.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made under Rule 10b5-1, under the Securities Exchange Act of 1934.  During the year ended December 31, 2016, the Company purchased 969,341 shares of its common stock at an aggregate purchase price including commissions of $10.0 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

A summary of common stock repurchases for the years ended December 31, 2016 and 2015 is as follows:

($ in thousands, except share and per share data)	2016	2015
Shares repurchased	969,341	1,788,640
Average price per share	$10.32	$9.62
Aggregate cost	$10,002	$17,203
Authorization remaining at end of period	$22,795	$32,797

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company’s Corporate segment includes an asset for Property and equipment, net.  The depreciation of this asset is allocated to all segments based on estimated usage.  The depreciation allocated to the Lender Services segment was $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The depreciation allocated to the Program Services segment was $359 thousand, $343 thousand and $397 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

The following is business segment information for the twelve months ended December 31, 2016, 2015 and 2014:

December 31, 2016
($ in thousands)	Program	Lender	Corporate	Total

Revenues:
Premiums earned	$3	$129,651	$—	$129,654
Commission income	—	1,381	—	1,381
Ceding fees	73,314	—	—	73,314
Net investment income	—	—	8,039	8,039
Realized net investment gains	—	—	2,735	2,735
Other income	—	1,930	17	1,947
Total revenues	73,317	132,962	10,791	217,070

Expenses:
Losses and loss adjustment expenses	1,053	57,703	—	58,756
Commissions	6	5,771	—	5,777
Taxes, licenses, and fees	16	3,456	—	3,472
General and administrative	14,599	41,989	13,426	70,014
Interest expense	—	—	2,238	2,238
Total expenses	15,674	108,919	15,664	140,257

Income (loss) before income taxes	57,643	24,043	(4,873)	76,813
Income tax expense	—	—	27,736	27,736
Net income (loss)	$57,643	$24,043	$(32,609)	$49,077

Supplemental Information:
Gross premiums written	$1,301,756	$161,500	$—	$1,463,256
Net premiums written	$3	$132,593	$—	$132,596

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2015
($ in thousands)	Program	Lender	Corporate	Total

Revenues:
Premiums earned	$(1)	$118,069	$—	$118,068
Commission income	—	1,465	—	1,465
Ceding fees	67,956	—	—	67,956
Net investment income	—	—	7,948	7,948
Realized net investment gains	—	—	1,888	1,888
Other income	—	1,498	125	1,623
Total revenues	67,955	121,032	9,961	198,948

Expenses:
Losses and loss adjustment expenses	1,987	53,766	—	55,753
Commissions	5	5,497	—	5,502
Taxes, licenses, and fees	14	3,116	—	3,130
General and administrative	12,446	39,837	10,695	62,978
Interest expense	—	—	2,031	2,031
Total expenses	14,452	102,216	12,726	129,394

Income (loss) before income taxes	53,503	18,816	(2,765)	69,554
Income tax expense/(benefit)	—	—	24,888	24,888
Net income (loss)	$53,503	$18,816	$(27,653)	$44,666

Supplemental Information:
Gross premiums written	$1,119,125	$145,962	$—	$1,265,087
Net premiums written	$(3)	$120,511	$—	$120,508

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

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following tables summarize the financial position of the Company’s segments as of December 31, 2016 and 2015.

December 31, 2016
($ in thousands)	Program	Lender	Corporate	Total

Assets:
Accounts receivable from agents, net	$35,142	$822	$—	$35,964
Reinsurance recoverable on paid losses	125	1,305	—	1,430
Reinsurance recoverables	2,334,582	8,282	—	2,342,864
Deferred income taxes, net	—	—	28,858	28,858
Goodwill and intangible assets, net	9,465	3,123	—	12,588
Other assets	3,152	4,292	447,589	455,033
Total assets	$2,382,466	$17,824	$476,447	$2,876,737

Liabilities:
Unpaid losses and loss adjustment expenses	$1,692,267	$11,439	$—	$1,703,706
Unearned premiums	645,808	34,883	—	680,691
Allowance for policy cancellations	—	66,418	—	66,418
Deferred ceding fees	32,226	—	—	32,226
Other liabilities	32,349	6,247	58,720	97,316
Total liabilities	$2,402,650	$118,987	$58,720	$2,580,357

December 31, 2015
($ in thousands)	Program	Lender	Corporate	Total

Assets:
Accounts receivable from agents, net	$23,869	$44	$—	$23,913
Reinsurance recoverable on paid losses	92	1,095	—	1,187
Reinsurance recoverables	1,904,605	7,055	—	1,911,660
Deferred income taxes, net	—	—	26,208	26,208
Goodwill and intangible assets, net	2,115	3,843	—	5,958
Other assets	4,423	3,797	410,412	418,632
Total assets	$1,935,104	$15,834	$436,620	$2,387,558

Liabilities:
Unpaid losses and loss adjustment expenses	$1,354,211	$10,563	$—	$1,364,774
Unearned premiums	554,425	31,023	—	585,448
Allowance for policy cancellations	—	59,610	—	59,610
Deferred ceding fees	29,119	—	—	29,119
Other liabilities	21,088	6,176	57,886	85,150
Total liabilities	$1,958,843	$107,372	$57,886	$2,124,101

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

22. Condensed Quarterly Financial Data - Unaudited

The following tables summarize our quarterly financial data:

	2016 Quarters Ended
($ in thousands)	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$50,100	$48,979	$57,917	$60,074
Total expenses	35,019	33,378	33,923	37,937
Income (loss) before income taxes	15,081	15,601	23,994	22,137

Income tax expense (benefit)	5,411	5,613	8,671	8,041
Net income (loss)	9,670	9,988	15,323	14,096

Basic earnings per share	$0.23	$0.24	$0.37	$0.34
Diluted earnings per share	0.23	0.24	0.37	0.33

	2015 Quarters Ended
($ in thousands)	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$46,129	$46,368	$51,151	$55,300
Total expenses	32,384	31,028	31,856	34,126
Income (loss) before income taxes	13,745	15,340	19,295	21,174

Income tax expense (benefit)	5,071	5,658	6,899	7,260
Net income (loss)	8,674	9,682	12,396	13,914

Basic earnings per share	$0.20	$0.22	$0.28	$0.32
Diluted earnings per share	0.20	0.22	0.28	0.32

The Company earns minimum ceding fees on certain programs based on estimates of annual premiums to be written for those programs that are subject to minimum premium levels and related ceding fees.  The company re-estimated its 2015 annual projection for such programs during the second, third and fourth quarters of 2015, which resulted in $1.3 million, $1.9 million and $1.0 million of additional minimum ceding fees earned for the quarters ending June 30, 2015, September 30, 2015 and December 31, 2015, respectively.  The Company re-estimated its 2016 annual projection for such programs during the third and fourth quarters of 2016, which resulted in an additional $0.6 million and $0.7 million of minimum ceding fees earned for the two quarters ending September 30, 2016 and December 31, 2016.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

23. Business Combinations

On September 30, 2016 (“the acquisition date”), the Company acquired 100% of the outstanding common shares of United National Specialty Insurance Company, which was subsequently renamed City National Insurance Company (“CNIC”).  CNIC is an admitted shell company with licenses in 49 states.    The purpose of the acquisition is to provide exclusive capacity for one of our programs.

The acquisition date fair value of the consideration transferred totaled $18.7 million in cash.  The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date.

($ in thousands)
Cash and cash equivalents	$1,269
Fixed-maturity securities	9,940
Accounts receivable from agents, net	94
Reinsurance recoverables	14,406
Interest receivable	31
Goodwill and intangible assets, net	7,350
Total identifiable assets acquired	$33,090

Unpaid losses and loss adjustment expenses	$12,539
Unearned premiums	1,867
Total liabilities assumed	14,406

Net assets acquired	$18,684

CNIC was acquired as a shell company with a 100% quota share reinsurance agreement.  There was no income statement impact resulting from the acquisition.  There is no goodwill to assign to reporting segments.  The indefinite lived intangible asset is assigned to the Program Services segment.  The Company recognized $277 thousand of acquisition related costs that were expensed in the current period.  These costs are included in the consolidated statements of income as “General and administrative” expenses.

STATE NATIONAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

24. Subsequent Events

Effective January 1, 2017, the Company acquired 100% of the outstanding common shares of Fireman’s Fund Insurance Company of Ohio, which was subsequently renamed Independent Specialty Insurance Company (“ISIC”).  ISIC is an excess and surplus lines, or non-admitted, shell company.  The purpose of the acquisition is to provide exclusive capacity for one of our programs.  The acquisition date fair value of the consideration transferred totaled $49.4 million in cash.  ISIC was acquired as a shell company with a 100% quota share reinsurance agreement.  There was no income statement impact resulting from the acquisition.  There is no goodwill to assign to reporting segments.  The indefinite lived intangible asset is assigned to the Program Services segment.  The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date.

($ in thousands)
Cash and cash equivalents	$17,400
Fixed-maturity securities	29,611
Reinsurance recoverables	45,127
Interest receivable	142
Goodwill and intangible assets, net	2,300
Other receivables	107
Total identifiable assets acquired	$94,687

Unpaid losses and loss adjustment expenses	$45,127
Other liabilities	180
Total liabilities assumed	45,307

Net assets acquired	$49,380

Annual Schedules

State National Companies, Inc.
Parent Company Only

Balance Sheets
($ in thousands, except for per share information)

	December 31
	2016	2015
Assets
Cash and cash equivalents	$62	$982
Investment in subsidiaries	292,782	262,892
Deferred income taxes, net	3,250	1,968
Other assets	492	533
Total assets	$296,586	$266,375

Liabilities
Income taxes payable	$34	$11
Other liabilities	172	2,873
Other payables, affiliate	—	34
Total liabilities	206	2,918

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 41,924,440 and 42,699,550 shares issued at December 31, 2016 and December 31, 2015, respectively)	42	43
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015)	—	—
Additional paid-in capital	229,297	224,719
Retained earnings	66,230	37,322
Accumulated other comprehensive income	811	1,373
Total shareholders’ equity	296,380	263,457
Total liabilities and shareholders’ equity	$296,586	$266,375

State National Companies, Inc.
Parent Company Only

Statements of Income
($ in thousands)

	Year Ended December 31,
	2016	2015	2014

Revenues:
Equity in earnings of subsidiaries	$53,310	$48,896	$13,019
Total revenues	53,310	48,896	13,019

Expenses:
General and administrative	6,556	6,503	3,086
Total expenses	6,556	6,503	3,086

Income before income taxes	46,754	42,393	9,933

Income taxes:
Current	(1,041)	(858)	(528)
Deferred	(1,282)	(1,415)	(552)

Net income	$49,077	$44,666	$11,013

State National Companies, Inc.
Parent Company Only

Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2016	2015	2014

Operating activities:
Net income	$49,077	$44,666	$11,013
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(53,310)	(48,896)	(13,019)
Deferred income taxes, net	(1,282)	(1,415)	(552)
Share-based compensation	4,578	4,142	2,012
Change in:
Income taxes receivable	23	68	(57)
Other assets	41	184	(717)
Other liabilities	141	—	—
Other payables, affiliate	1,796	2,216	(8,328)
Net cash used in operating activities	1,064	965	(9,648)

Investing activities:
Capital contribution to subsidiary	—	—	(87,000)
Net cash used in investing activities	—	—	(87,000)

Financing activities:
Distributions received	—	3,500	16,239
Dividends paid	(12)	(3,540)	(16,683)
Proceeds from issuances of common stock	—	—	289,322
Costs directly attributable to issuance of common stock	—	—	(1,578)
Redemption of existing common stock	(1,972)	—	(190,595)
Net cash provided by financing activities	(1,984)	(40)	96,705

Net change in cash and cash equivalents	(920)	925	57
Cash and cash equivalents at beginning of year	982	57	—
Cash and cash equivalents at end of year	$62	$982	$57

State National Companies, Inc.

Supplementary Insurance Information

December 31, 2016		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$—	$1,692,266	$645,808	$3	$—	$1,053	$—	$14,599	$3
Lender	1,194	11,440	34,883	129,651	—	57,703	5,735	41,989	132,593
Corporate	—	—	—	—	8,039	—	—	13,426	—
Total	$1,194	$1,703,706	$680,691	$129,654	$8,039	$58,756	$5,735	$70,014	$132,596

December 31, 2015		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$—	$1,354,211	$554,425	$(1)	$—	$1,987	$—	$12,446	$(3)
Lender	1,075	10,563	31,023	118,069	—	53,766	5,320	39,837	120,511
Corporate	—	—	—	—	7,948	—	—	10,695	—
Total	$1,075	$1,364,774	$585,448	$118,068	$7,948	$55,753	$5,320	$62,978	$120,508

December 31, 2014		Loss and LAE		Earned	Net Investment	Loss and LAE	DAC	General and	Net Written
($ in thousands)	DAC	Reserves	UPR	Premium	Income	Incurred	Amortization	Administrative Expenses	Premium
Program	$—	$1,201,279	$451,993	$(4)	$—	$217	$—	$10,855	$(5)
Lender	1,036	8,626	28,131	96,654	—	40,604	4,966	38,995	99,079
Corporate	—	—	—	—	4,841	—	—	26,955	—
Total	$1,036	$1,209,905	$480,124	$96,650	$4,841	$40,821	$4,966	$76,805	$99,074

State National Companies, Inc.

Supplementary Schedule of Allowance for Policy Cancellations

	Year Ended December 31,
($ in thousands)	2016	2015	2014

Beginning balance	$59,610	$55,500	$39,623
Additions	279,387	253,879	209,335
Deductions	(273,965)	(250,412)	(197,678)
Prior year development	1,386	643	4,220
Ending balance	$66,418	$59,610	$55,500

Allowance for policy cancellations is established based on estimates of expected future policy cancellations associated with new business written. Deductions are made as policy cancellations occur and return premiums are paid in subsequent months.  The allowance for policy cancellations in 2016, 2015, and 2014 included upward revisions to prior year estimates of $1.4 million, $0.6 million and $4.2 million, respectively. Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers. After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net negative impact to the balance sheet and the corresponding reduction in net income from the revised estimates in each of the years ending December 31, 2016, 2015, and 2014 was approximately $0.6 million, $0.2 million and $2.2 million, respectively.