Form 10-Q
period 2017-03-31
State National Companies, Inc.
filed 2017-05-10
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

(817) 265-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
(Common stock, $.001 par value)	42,173,561 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $373,431, $329,994, respectively)	$376,834	$332,107
Equity securities – available-for-sale, at fair value (cost – $2,282, $3,271, respectively)	2,394	3,224
Total investments	379,228	335,331

Cash and cash equivalents	49,133	91,698
Restricted cash and investments	4,003	2,958
Accounts receivable from agents, net	75,377	35,964
Reinsurance recoverable on paid losses	1,636	1,430
Deferred acquisition costs	1,161	1,194
Reinsurance recoverables	2,397,488	2,342,864
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	16,441	16,163
Interest receivable	2,129	2,112
Income taxes receivable	—	329
Deferred income taxes, net	27,709	28,858
Goodwill and intangible assets, net	14,714	12,588
Other assets	6,938	5,248
Total assets	$2,975,957	$2,876,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	March 31,	December 31,
	2017	2016
Liabilities	(Unaudited)
Unpaid losses and loss adjustment expenses	$1,746,399	$1,703,706
Unearned premiums	691,233	680,691
Allowance for policy cancellations	58,502	66,418
Deferred ceding fees	33,806	32,226
Accounts payable to agents	1,762	2,639
Accounts payable to insurance companies	53,793	14,871
Debt, net	43,794	43,783
Income taxes payable	5,210	—
Other liabilities	34,208	36,023
Total liabilities	2,668,707	2,580,357

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,173,561 and 41,924,440 shares issued at March 31, 2017 and December 31, 2016, respectively)	42	42
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Additional paid-in capital	230,388	229,297
Retained earnings	75,205	66,230
Accumulated other comprehensive income	1,615	811
Total shareholders’ equity	307,250	296,380
Total liabilities and shareholders’ equity	$2,975,957	$2,876,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenues:
Premiums earned	$36,508	$31,677
Commission income	276	321
Ceding fees	17,645	16,244
Net investment income	2,151	2,040
Realized net investment gains (losses)	1,876	(638)
Other income	531	456
	58,987	50,100

Expenses:
Losses and loss adjustment expenses	18,831	15,089
Commissions	1,574	1,697
Taxes, licenses, and fees	952	702
General and administrative	19,128	16,994
Interest expense	588	537
Total expenses	41,073	35,019

Income (loss) before income taxes	17,914	15,081

Income taxes:
Current tax expense (benefit)	5,709	4,354
Deferred tax expense (benefit)	715	1,057
	6,424	5,411
Net income (loss)	$11,490	$9,670

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.28	$0.23
Diluted earnings per share	0.27	0.23

Dividends, per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net income (loss)	$11,490	$9,670

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	1,508	4,572
Tax effect on unrealized holding (gains) losses	(528)	(1,600)
Less: reclassification adjustments for realized gains (losses) included in net income	(271)	149
Tax effect on reclassification adjustments for realized (gains) losses included in net income	95	(52)
Other comprehensive income (loss)	804	3,069

Total comprehensive income (loss)	$12,294	$12,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2015	$43	$224,719	$37,322	$1,373	$263,457
Stock-based compensation expense	—	4,578	—	—	4,578
Dividends declared	—	—	(10,139)	—	(10,139)
Repurchase of common stock	(1)	—	(10,030)	—	(10,031)
Net income (loss)	—	—	49,077	—	49,077
Other comprehensive income (loss), net of tax	—	—	—	(562)	(562)
Balance at December 31, 2016	42	229,297	66,230	811	296,380
Stock-based compensation expense	—	1,091	—	—	1,091
Dividends declared	—	—	(2,515)	—	(2,515)
Net income (loss)	—	—	11,490	—	11,490
Other comprehensive income (loss), net of tax	—	—	—	804	804
Balance at March 31, 2017	$42	$230,388	$75,205	$1,615	$307,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Operating activities
Net cash provided by (used in) operating activities	$1,634	$(1,600)

Investing activities
Purchase of investments	(47,355)	(27,558)
Proceeds from sale of investments	26,271	14,117
Proceeds from maturities and principal receipts	9,538	6,079
Proceeds from dispositions of property and equipment	11	20
Purchase of property and equipment	(684)	(111)
Acquisition of consolidated subsidiaries, net of cash obtained	(31,980)	—
Net cash provided by (used in) investing activities	(44,199)	(7,453)

Financing activities
Dividends paid	—	(11)
Repurchase of common stock	—	(4,462)
Net cash provided by (used in) financing activities	—	(4,473)

Net change in cash and cash equivalents	(42,565)	(13,526)
Cash and cash equivalents at beginning of period	91,698	51,770
Cash and cash equivalents at end of period	$49,133	$38,244

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and all subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2016 and 2015.

The interim financial data as of March 31, 2017 and 2016 is unaudited.  However, in the opinion of the Company’s management (“Management”), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the results for the interim period.  The results of operations for the period ended March 31, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year.

Refer to “Summary of Significant Accounting Policies” in the consolidated financial statements for the three years in the period ended December 31, 2016 for information on accounting policies that we consider critical in preparing consolidated financial statements.

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

Income Taxes

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at March 31, 2017 and December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” which replaces most existing GAAP revenue recognition guidance to a five-step revenue recognition model.  The FASB has updated the guidance to include the following ASU’s:

•	ASU 2015-14—“Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”;
•	ASU 2016-08—“Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”;
•	ASU 2016-10—“Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”;
•

ASU 2016-11—“Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815):  Recession of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at March 3, 2016 EITF Meeting (SEC Update)”;

•	ASU 2016-12—“Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and
•	ASU 2016-20—“Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”

The new guidance excludes insurance contracts that are recognized under Topic 944 “Financial Services—Insurance”; however, income related to our agency operations will be recognized under the new guidance.  The model provides for an analysis of transactions to determine when or how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows for these transactions.  The Company has the option to choose to apply the guidance using either the full retrospective or a modified retrospective approach.  The standards are effective for annual periods beginning after December 15, 2017, including interim reporting periods within that period.  The Company has assessed its revenue streams to identify those contracts that are clearly excluded from the scope of the new standard and those that may be subject to the new standard.  The Company will continue to evaluate the impact these ASUs will have on our financial results and disclosures and which adoption option to apply, but does not anticipate such impact to be material to the Company’s financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Sub-Topic 825-10).  The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (either trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments are expected to improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income.  This ASU is effective for annual and interim periods beginning after December 15, 2017.  The Company is currently evaluating what impact this ASU will have on financial results and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842) that requires lessees to recognize the assets and liabilities related to leases on the balance sheet.  The FASB is issuing this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted.  The Company does not plan to early adopt and is currently evaluating what impact this ASU will have on financial results and disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale (AFS) debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment (OTTI) model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This ASU is effective for annual and interim periods beginning after December 15, 2019.  The Company will be evaluating what impact this ASU will have on financial results and disclosures.

In August 2016, the FASB issued ASU 2016-14, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU amends guidance related to debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions.  The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  The Company does not expect financial results and disclosures to be significantly impacted by this ASU.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  This ASU is effective for annual and interim periods beginning after December 15, 2017.  The Company will be evaluating what impact this ASU will have on disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  Under the new guidance, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transferred assets and activities do not constitute a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance.  The Company does not plan to early adopt and will be evaluating what impact this ASU will have on financial results and disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  The new guidance eliminates the requirement to calculate the implied fair value of goodwill under step two of the current goodwill impairment test, to measure a goodwill impairment charge.  Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value based on step one of the current goodwill impairment test.  The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, for public business entities.  The Company will be evaluating what impact this ASU will have on disclosures.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	As of March 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$31,526	$80	$(85)	$31,521
Government agency	1,262	17	(2)	1,277
State and municipality	57,710	951	(69)	58,592
Industrial and miscellaneous	177,801	4,323	(1,995)	180,129
Residential mortgage-backed	56,230	557	(659)	56,128
Commercial mortgage-backed	45,978	295	(387)	45,886
Redeemable preferred stock	2,924	448	(71)	3,301
Total fixed-maturity securities	373,431	6,671	(3,268)	376,834

Equity securities
Non-redeemable preferred stock	2,200	277	(164)	2,313
Common stock	82	2	(3)	81
Total equity securities	2,282	279	(167)	2,394
Total investments	$375,713	$6,950	$(3,435)	$379,228

	As of December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$28,020	$87	$(102)	$28,005
Government agency	1,522	18	(2)	1,538
State and municipality	57,885	508	(183)	58,210
Industrial and miscellaneous	147,761	3,765	(2,111)	149,415
Residential mortgage-backed	51,237	536	(697)	51,076
Commercial mortgage-backed	40,410	300	(327)	40,383
Redeemable preferred stock	3,159	503	(182)	3,480
Total fixed-maturity securities	329,994	5,717	(3,604)	332,107

Equity securities
Non-redeemable preferred stock	3,267	304	(350)	3,221
Common stock	4	—	(1)	3
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$16,438	$(85)	$—	$—	$16,438	$(85)
Government agency	533	(2)	—	—	533	(2)
State and municipality	4,115	(69)	—	—	4,115	(69)
Industrial and miscellaneous	56,560	(977)	4,530	(1,018)	61,090	(1,995)
Residential mortgage-backed	33,019	(522)	3,165	(137)	36,184	(659)
Commercial mortgage-backed	26,197	(341)	752	(46)	26,949	(387)
Redeemable preferred stock	2,093	(52)	40	(19)	2,133	(71)
Total fixed-maturity securities	138,955	(2,048)	8,487	(1,220)	147,442	(3,268)

Equity securities
Non-redeemable preferred stock	36	—	213	(164)	249	(164)
Common stock	76	(3)	—	—	76	(3)
Total equity securities	112	(3)	213	(164)	325	(167)
	$139,067	$(2,051)	$8,700	$(1,384)	$147,767	$(3,435)

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$19,371	$(102)	$—	$—	$19,371	$(102)
Government agency	538	(2)	—	—	538	(2)
State and municipality	21,523	(183)	—	—	21,523	(183)
Industrial and miscellaneous	52,995	(1,485)	2,784	(626)	55,779	(2,111)
Residential mortgage-backed	29,776	(535)	3,338	(162)	33,114	(697)
Commercial mortgage-backed	18,673	(293)	773	(34)	19,446	(327)
Redeemable preferred stock	2,207	(171)	135	(11)	2,342	(182)
Total fixed-maturity securities	145,083	(2,771)	7,030	(833)	152,113	(3,604)

Equity securities
Non-redeemable preferred stock	570	(312)	42	(38)	612	(350)
Common stock	3	(1)	—	—	3	(1)
Total equity securities	573	(313)	42	(38)	615	(351)
	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for each of the three years in the period ended December 31, 2016.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads, and higher underlying Treasury rates, and that despite the wider credit spreads and higher rates, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment. For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses.  There were 275 securities in an unrealized loss position at March 31, 2017.  Over 95% of these investments are investment-grade at March 31, 2017.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities for the three months ended March 31, 2017 and 2016 were $26.3 million and $14.1 million, respectively.

The Company holds convertible securities with embedded derivatives.  The embedded derivative is bifurcated from the host contract if all of the following criteria are met: the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings; the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.  These embedded derivatives are presented together with the host contract and carried at estimated fair value.  Changes in the estimated fair value of the embedded derivatives are reflected in “Realized net investment gains (losses)” in the condensed consolidated statements of income, while changes in the estimated fair value of the underlying fixed maturity securities are reflected in “Unrealized holding gains (losses)” in the condensed consolidated statements of comprehensive income.

The following table presents the Company’s gross realized gains (losses) for the periods ended:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Realized gains:
Fixed-maturity securities	$1,802	$494
Equity securities	5	77
Gross realized gains	1,807	571
Realized losses:
Fixed-maturity securities	(141)	(253)
Equity securities	(1)	(98)
Other-than-temporary impairment losses on fixed-maturity securities	—	(90)
Gross realized losses	(142)	(441)
Change in fair value of embedded derivatives	211	(768)
Net realized investment gains (losses)	$1,876	$(638)

The Company had three non-cash exchanges of investment securities for the three months ended March 31, 2017.  The Company received non-cash consideration of  $511 thousand and recognized gains of $33 thousand on these exchanges.  Gains are reflected in the “Realized net investment gains (losses)” on the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s available-for-sale fixed-maturity securities:

	As of March 31, 2017
($ in thousands)	Amortized Cost	Fair Value

Due in one year or less	$12,279	$12,415
Due after one year through five years	138,448	140,842
Due after five years through ten years	105,852	106,104
Due after ten years	14,644	15,459
Residential mortgage-backed securities	56,230	56,128
Commercial mortgage-backed securities	45,978	45,886
	$373,431	$376,834

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes approximately $0.8 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.21% of the Company’s total investments as of March 31, 2017.  The Company does not own mortgage derivatives.

Net investment income for the periods ended, consists of the following:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016

Interest on investments	$2,285	$2,149
Dividends	103	116
Gross investment income	2,388	2,265
Investment expenses	(237)	(225)
Net investment income	$2,151	$2,040

The Company’s insurance subsidiaries are required to maintain deposits in various states where they are licensed to operate.  These deposits consist of fixed-maturity securities at fair values totaling $83.3 million and $77.0 million at March 31, 2017 and December 31, 2016, respectively.

3. Income Tax Provision

The Company computes its provision for income taxes in interim periods by applying its estimated annual effective tax rate against income (loss) before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The magnitude of the impact that discrete items have on the Company’s quarterly effective tax rate is dependent on the level of income in the period.  A reconciliation of federal income tax expense computed by applying the federal statutory tax rate to income (loss) before income taxes for the periods ended is as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate
Expected tax expense (benefit)	$6,270	35.0%	$5,278	35.0%
Tax-exempt income	(106)	(0.6)	(96)	(0.6)
State income taxes	310	1.7	268	1.8
Other	(50)	(0.2)	(39)	(0.3)
Total income tax expense (benefit)	$6,424	35.9%	$5,411	35.9%

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

Through our Lender Services segment, the Company is party to a reinsurance agreement in which it cedes 30% of certain CPI policies to CUMIS Insurance Society, Inc. (“CUNA Mutual”) and receives a ceding commission related to these policies.

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

	March 31,	December 31,
($ in thousands)	2017	2016
Ceded unearned premiums	$665,151	$651,938
Ceded loss and loss adjustment expense reserves	1,732,337	1,690,926
Total reinsurance recoverables	2,397,488	2,342,864
Secured reinsurance recoverables	(1,677,340)	(1,678,243)
Unsecured reinsurance recoverables	$720,148	$664,621

The fair value of all collateral held by the Company’s insurance subsidiaries for reinsurers for whom we require collateral is approximately 136% of the related reinsurance recoverables as of March 31, 2017, with the lowest ratio for any such reinsurer being 100%.

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

A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

•

Available-for-sale, fixed-maturity securities: All fixed-maturity investments are currently reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from either an independent pricing service using quoted prices or from its third-party investment managers.  These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus, prepayment speeds, credit information, and the security’s terms and conditions, among other things.  Securities are recorded at estimated fair value with changes in estimated fair value reported in the consolidated statements of comprehensive income.

•

Available-for-sale equity securities: Equity securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices or from its third-party investment managers. These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus, prepayment speeds, credit information, and the security’s terms and conditions, among other things.  Securities are recorded at estimated fair value with changes in estimated fair value reported in the consolidated statements of comprehensive income.

•

Embedded derivatives: The Company invests in convertible securities that have embedded derivatives. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in the consolidated statements of net income. The estimated fair value of the embedded derivatives is calculated by the Company’s third-party investment managers using observable inputs.

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 1 and Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

	As of March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$31,521	$—	$31,521
Government agency	—	1,277	—	1,277
State and municipality	—	58,592	—	58,592
Industrial and miscellaneous	—	180,129	—	180,129
Residential mortgage-backed	—	56,128	—	56,128
Commercial mortgage-backed	—	45,886	—	45,886
Redeemable preferred stock	—	3,301	—	3,301
Total fixed-maturity securities	—	376,834	—	376,834

Equity securities
Non-redeemable preferred stock	—	2,313	—	2,313
Common stock	75	6	—	81
Total equity securities	75	2,319	—	2,394
Total investments	$75	$379,153	$—	$379,228

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$28,005	$—	$28,005
Government agency	—	1,538	—	1,538
State and municipality	—	58,210	—	58,210
Industrial and miscellaneous	—	149,415	—	149,415
Residential mortgage-backed	—	51,076	—	51,076
Commercial mortgage-backed	—	40,383	—	40,383
Redeemable preferred stock	—	3,480	—	3,480
Total fixed-maturity securities	—	332,107	—	332,107

Equity securities
Non-redeemable preferred stock	—	3,221	—	3,221
Common stock	—	3	—	3
Total equity securities	—	3,224	—	3,224
Total investments	$—	$335,331	$—	$335,331

The fair value of embedded derivatives included in Level 2 securities was $9.6 million at March 31, 2017 and $9.5 million at December 31, 2016, respectively.

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending March 31, 2017 and December 31, 2016.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at March 31, 2017 and December 31, 2016.

6. Losses and Loss Adjustment Expenses

The following table shows the activity in the liability for unpaid losses and loss adjustment expenses.

($ in thousands)	2017	2016

Balance at January 1,	$1,703,706	$1,364,774
Reinsurance recoverables	(1,690,926)	(1,352,022)
Net balance at January 1,	12,780	12,752

Incurred related to:
Current year	17,444	14,369
Prior year	1,387	720
Total incurred	18,831	15,089

Paid related to:
Current year	7,601	7,186
Prior year	9,948	8,037
Total paid	17,549	15,223

Net balance at March 31,	14,062	12,618
Reinsurance recoverables	1,732,337	1,399,510
Balance at March 31,	$1,746,399	$1,412,128

7. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  The Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses for the three months ended March 31, 2017 and 2016 was $533 thousand and $409 thousand, respectively.

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

A summary of the Company’s restricted shares and stock options activity is shown below:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
2017	Shares	per Restricted Share	Options	per Stock Option
Nonvested at January 1, 2017	278,050	$11.52	1,502,963	$2.73
Granted	249,121	14.36	—	—
Vested	(21,757)	12.14	(166,666)	1.91
Nonvested at March 31, 2017	505,414	12.89	1,336,297	2.83

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
2016	Shares	per Restricted Share	Options	per Stock Option
Nonvested at January 1, 2016	144,362	$10.05	1,855,918	$3.22
Granted	195,835	12.14	500,000	1.91
Nonvested at March 31, 2016	340,197	11.25	2,355,918	2.94

Compensation expense for all share-based compensation was $1.1 million for the three months ended March 31, 2017 and $952 thousand for the three months ended March 31, 2016.

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

The Company’s writings in California, Texas, Florida and New York comprised 55% and 56% of gross premiums written for the periods ending March 31, 2017 and 2016, respectively.  The top five general agents comprised 55% and 63% of gross premiums written in the Program Services segment for the periods ending ended March 31, 2017 and 2016, respectively.  The four largest reinsurers with unsecured reinsurance recoverables, all of which are rated A or higher by A.M. Best, accounted for approximately 16%, 13%, 7%, and 6% of the Company’s unsecured reinsurance recoverables at March 31, 2017.

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

11. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended
	March 31,	March 31,
($ in thousands, except for per share amounts)	2017	2016

Numerator for both basic and diluted earnings per share:
Net income (loss)	$11,490	$9,670

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	41,613,267	42,343,357

Dilutive effect of outstanding securities (determined using the treasury stock method)	881,971	53,356

Weighted-average common shares outstanding and potential common shares outstanding	42,495,238	42,396,713

12. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Revenues:
Program	$17,645	$16,244
Lender	37,323	32,446
Corporate	4,019	1,410
Consolidated revenues	$58,987	$50,100

Income (loss) before income taxes:
Program	$13,544	$12,618
Lender	4,009	4,869
Corporate	361	(2,406)
Consolidated income (loss) before income taxes	$17,914	$15,081

The following table summarizes the financial assets of the Company’s segments as of the periods indicated:

	March 31,	December 31,
($ in thousands)	2017	2016
Assets:
Program	$2,479,853	$2,382,466
Lender	17,461	17,824
Corporate	478,643	476,447
	$2,975,957	$2,876,737

13. Common Stock

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase of up to $50 million in shares of the Company's common stock through December 31, 2016.  On November 22, 2016, the Company’s Board of Directors extended the repurchase program through December 31, 2017.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  There were no repurchases during the three months ended March 31, 2017.  During the three months ended March 31, 2016, the Company purchased 173,521 shares of its common stock at an aggregate purchase price including commissions of $1.6 million.  The excess cost of the repurchased shares over par value was charged to retained earnings.

14. Debt

Between 2002 and 2004, the Company formed three business trusts (the “Trusts”) for the sole purpose of issuing, in private placement transactions, $44.5 million of trust preferred securities (“TPS”).  In turn, the Trusts used the proceeds thereof, together with the equity proceeds received from the Company upon their initial formation, to purchase variable-rate subordinated debentures (“TPS Debentures”) issued by the Company.  All voting securities of the Trusts are owned by the Company, and the TPS debentures are the sole assets of the Trusts.  The Trusts meet the obligations of the TPS with the interest and principal paid on the TPS debentures.  The Company does not have a variable interest in the Trusts and therefore does not consolidate the Trusts.  These debentures’ interest rates range from 3.80% to 4.10% plus the three-month LIBOR.  All of the debentures mature between 2032 and 2034 and are reflected net of debt issuance costs in the condensed consolidated balance sheets.

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

15. Business Combinations

Effective January 1, 2017, (“the acquisition date”), the Company acquired 100% of the outstanding common shares of Fireman’s Fund Insurance Company of Ohio,  which was subsequently renamed Independent Specialty Insurance Company (“ISIC”).  ISIC is an excess and surplus lines, or non-admitted, shell company.    The purpose of the acquisition is to provide a dedicated insurance carrier for one of our programs.

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

ISIC was acquired as a shell company with a 100% quota share reinsurance agreement.  There was no income statement impact resulting from the acquisition.  There is no goodwill to assign to reporting segments.  The indefinite lived intangible asset is assigned to the Program Services segment.  The Company recognized $25 thousand of acquisition related costs that were expensed in the current period.  These costs are included in the condensed consolidated statements of income as “General and administrative” expenses.

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

Forward-looking statements involve inherent risks and uncertainties that are difficult to predict and many of which are beyond the Company’s control.  The Company cautions readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time-to-time in news releases, reports, proxy statements, registration statements, and other written communications, as well as oral statements made from time to time by representatives of the Company.  These and other important factors, including those contained in Item 1A, "Risk Factors” in the 2016 Annual Report on Form 10-K, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements contained in this Form 10-Q speak only as of the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our Program Services segment generates significant fee income, in the form of ceding fees, by offering issuing carrier (“fronting”) capacity to both specialty general agents and other producers (“GAs”), who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk.  These reinsurers are domestic and foreign insurers and institutional risk investors (“capacity providers”) that want to access specific lines of U.S. property and casualty insurance business.  Issuing carrier arrangements refer to our business in which we write insurance on behalf of a capacity provider and then reinsure the risk under these policies with the capacity provider in exchange for ceding fees.  We reinsure substantially all of the underwriting risks in connection with our fronting arrangements to our capacity providers.  As such, this segment generates significant gross premiums without net premiums (except for the run-off of the retained business as described below).  In many cases, we hold significant collateral to secure the associated reinsurance recoverables.  Furthermore, to the extent funds related to settling balances

(premiums, commissions and losses) between the GAs and the reinsurers are not the obligation of the Company, no receivables or payables are reflected in the Company’s financial statements for these amounts.  In exchange for providing our insurance capacity, licensing and rating to our GA and insurer clients, we receive ceding fees averaging in excess of 5% of gross written premiums.

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

Factors Affecting Our Operating Results

Trending Market Opportunities.  We believe that macroeconomic conditions will provide us with growth opportunities in each of our business segments.  Continued high levels of automobile sales should expand lenders’ loan portfolios to improve our Lender Services results.  Over the past decade, significant alternative capital has entered the reinsurance market.  This influx of capital has had the effect of compressing rates for reinsurance, which in the past was primarily written to reinsure catastrophe-exposed property insurance.  These lower reinsurance rates are now driving industry capital to seek opportunity in U.S. primary insurance markets for both property and casualty lines.  These market dynamics should provide growth opportunities in our Program Services segment.

In our Lender Services business, we believe that organic growth from our existing lender clients will be driven by overall growth in lenders’ portfolios as a result of continued high levels of automobile sales, higher average automobile loan balances and an aging U.S. automobile fleet.  We also expect that growth in the volume of Lender Services clients will produce additional premiums.

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

We currently have a significant program with Nephila Capital, Ltd. (“Nephila”) under which we granted Nephila the exclusive right to utilize the Company as issuing carrier for U.S. catastrophe exposed property insurance from 2015 through 2019.  Nephila is a hedge fund with approximately $11 billion in assets under management that participates in the market for catastrophe exposed property business.  In exchange for this exclusive right, Nephila has agreed to pay State National contractual minimum ceding fees totaling $66.5 million through 2019. The minimum ceding fees are subject to State National maintaining its “A” A.M. Best rating and potential reductions to the extent that State National is unable to provide production year capacity or is otherwise constrained from writing premium.  Also, under certain circumstances, Nephila may terminate the exclusivity, which would reduce the contractual minimum ceding fees to a total of $32.5 million for 2016 through 2019.  In the event of such a termination, State National would have the ability to write the catastrophe exposed property business for other capacity providers.  The timing and actual amount of gross premiums written for Nephila will impact the timing and amount of ceding fees earned each period under this program.  See “—Principal Revenue and Expense Items—Minimum ceding fees.”  In addition, State National and Nephila have an alliance under which State National acquired City National Insurance Company (“CNIC”), an admitted property and casualty insurance shell company and Independent Specialty Insurance Company (“ISIC”), a non-admitted property and casualty insurance shell company, which will be dedicated to writing business produced by Nephila.  Nephila will have a three year option to purchase these companies beginning three years after the shell companies first write premium. In the event that the option is exercised, contractual minimum payments to State National will extend for an additional two years.

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required USIC to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of March 31, 2017, we had net reserves of $3.1 million related to this business.

Seasonality of Our Business.  Our Lender Services segment typically experiences seasonal fluctuations in written premium.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  We believe this trend follows loan delinquency patterns for the industry.  This premium seasonality can also impact the quarterly loss ratio.  We generally do not experience seasonality in our Program Services segment.

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

Ratios

Program Services Ratio

Gross leverage.  Gross leverage for the Company is the ratio of gross written premiums and gross liabilities to surplus.  A significant portion of our capital is used to support the gross premium and insurance liabilities in our Program Services segment.  We reinsure substantially all of the underwriting risk to the capacity providers.  We remain exposed to the credit risk of the capacity providers, but by maintaining strict credit underwriting standards, broad indemnification agreements and collateral requirements, we are able to maintain significant ceded reinsurance business on a relatively small amount of capital compared to our peers.  For the year ended December 31, 2016, our gross leverage ratio was 14.7 to 1.  Our objective is to produce a total company gross leverage ratio of between 13 to 1 and 17 to 1.

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned. For the three months ended March 31, 2017 and 2016, our net loss ratio was 52.3% and 46.0%, respectively.  This increase is primarily due to an increase in claim severity including an unusual number of high value claims.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the three months ended March 31, 2017 and 2016, our net expense ratio was 39.0% and 41.0%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the three months ended March 31, 2017 and 2016, our net combined ratio was 91.3% and 87.0%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our return on equity at December 31, 2016 was 17.5%. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratio.  Our financial leverage ratio at March 31, 2017 was 14.3%, as compared to 14.8% at December 31, 2016.  Our objective is to maintain a financial leverage ratio in the range of 20% to 35% over the long-term.

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

There were no significant changes to our critical accounting policies and estimation processes during the three months ended March 31, 2017.  Our critical accounting policies and estimation processes are described in our audited consolidated financial statements and the related notes in the Company’s 2016 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended
	March 31,
($ in thousands)	2017	2016
Revenues:
Premiums earned	$36,508	$31,677
Commission income	276	321
Ceding fees	17,645	16,244
Net investment income	2,151	2,040
Realized net investment gains (losses)	1,876	(638)
Other income	531	456
Total revenues	58,987	50,100

Expenses:
Losses and loss adjustment expenses	18,831	15,089
Commissions	1,574	1,697
Taxes, licenses, and fees	952	702
General and administrative	19,128	16,994
Interest expense	588	537
Total expenses	41,073	35,019

Income (loss) before income taxes	17,914	15,081

Income tax expense (benefit)	6,424	5,411

Net income (loss)	$11,490	$9,670

Consolidated Results of Operations for the Three Months Ended March 31, 2017 compared with the Three Months Ended March 31, 2016

Premiums earned.  Premiums earned increased by $4.8 million, or 15.3%, from $31.7 million for the three months ended March 31, 2016 to $36.5 million for the three months ended March 31, 2017.  This increase was due to an increase in Lender Services premiums earned.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Ceding fees.  Ceding fees increased by $1.4 million, or 8.6%, from $16.2 million for the three months ended March 31, 2016 to $17.6 million for the three months ended March 31, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $267.0 million for the three months ended March 31, 2016 to $331.4 million for the three months ended March 31, 2017, resulting in an increase in premium-related ceding fees of $2.4 million.  Capacity fees decreased $1.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to an increase in premium-related fees and a contractual decrease in minimum fees for 2017 compared to 2016.

Realized net investment gains.  Realized net investment gains increased by $2.5 million from a loss of $0.6 million for the three months ended March 31, 2016 to a gain of $1.9 million for the three months ended March 31, 2017.  This increase was primarily due to the value of embedded derivatives on the Company’s convertible securities.

Losses and loss adjustment expenses.  Losses and LAE increased by $3.7 million, or 24.8%, from $15.1 million for the three months ended March 31, 2016 to $18.8 million for the three months ended March 31, 2017, which was primarily the result of Lender Services increased exposure due to higher earned premiums and an increase in claim severity including an unusual number of high value claims.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $2.1 million, or 12.6%, from $17.0 million for the three months ended March 31, 2016 to $19.1 million for the three months ended March 31, 2017, primarily due to investment in strategic growth and increased consulting fees.

Program Services Segment - Results of Operations

	Three Months Ended
	March 31,
($ in thousands)	2017	2016

Revenues:
Ceding fees	$17,645	$16,244
Total revenues	17,645	16,244

Expenses:
Losses and loss adjustment expenses	(250)	509
Commissions	2	1
Taxes, licenses, and fees	30	8
General and administrative	4,319	3,108
Total expenses	4,101	3,626

Income (loss) before income taxes	$13,544	$12,618

Gross premiums written	$344,998	$271,026
Gross premiums earned	$331,407	$267,025

Program Services Segment Results of Operations for the Three Months Ended March 31, 2017 compared with the Three Months Ended March 31, 2016

Ceding fees.  Ceding fees increased by $1.4 million, or 8.6%, from $16.2 million for the three months ended March 31, 2016 to $17.6 million for the three months ended March 31, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $267.0 million for the three months ended March 31, 2016 to $331.4 million for the three months ended March 31, 2017, resulting in an increase in premium-related ceding fees of $2.4 million.  Capacity fees decreased $1.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to an increase in premium-related fees and a contractual decrease in minimum fees for 2017 compared to 2016.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses incurred in the run-off of the retained business decreased by $0.8 million from $0.5 million expense for the three months ended March 31, 2016 to a $0.2 million benefit for the three months ended March 31, 2017.  The decrease is due to changes in the ultimate expected reserve development between periods on the run-off of the retained business.

General and administrative expense.  General and administrative expense increased by $1.2 million, or 39.0%, from $3.1 million for the three months ended March 31, 2016 to $4.3 million for the three months ended March 31, 2017.  The increase was primarily due to investment in strategic growth and increased consulting fees.

Lender Services Segment — Results of Operations

	Three Months Ended
	March 31,
($ in thousands)	2017	2016

Revenues:
Premiums earned	$36,508	$31,677
Commission income	276	321
Other income	539	448
Total revenues	37,323	32,446

Expenses:
Losses and loss adjustment expenses	19,081	14,580
Commissions	1,572	1,696
Taxes, licenses, and fees	922	694
General and administrative	11,739	10,607
Total expenses	33,314	27,577

Income (loss) before income taxes	$4,009	$4,869

Net loss ratio	52.3%	46.0%
Net expense ratio	39.0%	41.0%
Net combined ratio	91.3%	87.0%

Gross premiums written	$41,994	$32,459
Net premiums written	$33,837	$27,032

Lender Services Segment Results of Operations for the Three Months Ended March 31, 2017 compared with the Three Months Ended March 31, 2016

Premiums earned.  Premiums earned increased by $4.8 million, or 15.3%, from $31.7 million for the three months ended March 31, 2016 to $36.5 million for the three months ended March 31, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $4.5 million, or 30.9%, from $14.6 million for the three months ended March 31, 2016 to $19.1 million for the three months ended March 31, 2017, primarily as a result of increased exposure due to higher earned premiums and an increase in claim severity including an unusual number of high value claims.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to an continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $1.1 million, or 10.7%, from $10.6 million for the three months ended March 31, 2016 to $11.7 million for the three months ended March 31, 2017, primarily due to investment in strategic growth.

Corporate Segment — Results of Operations

	Three Months Ended
	March 31,
($ in thousands)	2017	2016

Revenues:
Net investment income	$2,151	$2,040
Realized net investment gains (losses)	1,876	(638)
Other income	(8)	8
Total revenues	4,019	1,410

Expenses:
General and administrative	3,070	3,279
Interest expense	588	537
Total expenses	3,658	3,816

Income (loss) before income taxes	361	(2,406)

Income tax expense (benefit)	6,424	5,411

Net income (loss)	$(6,063)	$(7,817)

Corporate Segment Results of Operations for the Three Months Ended March 31, 2017 compared with the Three

Months Ended March 31, 2016

Realized net investment gains.  Realized net investment gains increased by $2.5 million from a loss of $0.6 million for the three months ended March 31, 2016 to a gain of $1.9 million for the three months ended March 31, 2017.  This increase was primarily due to the embedded derivatives on the Company’s convertible securities.

Income tax expense (benefit).  Income tax expense increased by $1.0 million, or 18.7%, from $5.4 million for the three months ended March 31, 2016 to $6.4 million for the three months ended March 31, 2017, primarily resulting from the increase in income before income taxes.  The Company’s effective tax rate increased from 36.1% to 36.3% for the three months ending March 31, 2016 and 2017, respectively.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of March 31, 2017, the tax adjusted yield on our fixed maturity and equity securities was 2.6%.  Convertible securities represent 12.6% of the portfolio at March 31, 2017, compared to 13.9% at December 31, 2016.  The average duration, excluding convertible securities, was 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
March 31, 2017	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$373,431	$6,671	$(3,268)	$376,834
Total equity securities	2,282	279	(167)	2,394
Total investments	$375,713	$6,950	$(3,435)	$379,228

	Cost or	Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$329,994	$5,717	$(3,604)	$332,107
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

The table below summarizes the credit quality of our fixed-maturity securities as of March 31, 2017, as rated by nationally recognized securities rating organizations.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$31,526	$31,521	8.36%
AAA	104,337	104,970	27.86%
AA, AA+, AA-	102,153	102,532	27.21%
A, A+, A-	56,880	57,947	15.38%
BBB, BBB+, BBB-	59,079	59,845	15.88%
BB+ and lower	19,456	20,019	5.31%
Total	$373,431	$376,834	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of March 31, 2017, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2017
($ in thousands)	Amortized Cost	Fair Value

Due in one year or less	$12,279	$12,415
Due after one year through five years	138,448	140,842
Due after five years through ten years	105,852	106,104
Due after ten years	14,644	15,459
Residential mortgage-backed securities	56,230	56,128
Commercial mortgage-backed securities	45,978	45,886
	$373,431	$376,834

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$138,955	$(2,048)	$8,487	$(1,220)	$147,442	$(3,268)
Total equity securities	112	(3)	213	(164)	325	(167)
Total investments	$139,067	$(2,051)	$8,700	$(1,384)	$147,767	$(3,435)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$145,083	$(2,771)	$7,030	$(833)	$152,113	$(3,604)
Total equity securities	573	(313)	42	(38)	615	(351)
Total investments	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

There were 275 and 270 securities at March 31, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads and higher rates, and that despite the wider credit spreads and higher underlying Treasury rates, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment.  For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses. We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $83.3 million and $77.0 million at March 31, 2017 and December 31, 2016, respectively.  The increase in the amounts on deposit at March 31, 2017 is due to an increase in the required deposits for workers’ compensation business and required deposits acquired in the acquisition of ISIC.

Fair value of financial instruments.  Accounting Standards Codification 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis for the periods specified below:

	As of March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities	$—	$376,834	$—	$376,834
Equity securities	75	2,319	—	2,394
Total investments	$75	$379,153	$—	$379,228

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities	$—	$332,107	$—	$332,107
Equity securities	—	3,224	—	3,224
Total investments	$—	$335,331	$—	$335,331

Liquidity

We are organized as a holding company with five domestic insurance company subsidiaries, as well as a wholly-owned subsidiary that operates in an agency capacity.  Our principal sources of operating funds are premiums, ceding fees, investment income and proceeds from sales and maturities of investments.  Our primary uses of operating funds include payments of claims and operating expenses.  We pay claims using cash flow from operations and invest our excess cash primarily in fixed-income securities.  We expect that projected cash flows from operations and our revolving credit facility will provide us with sufficient liquidity to fund our anticipated growth and to pay claims and operating expenses, interest on debt facilities and other holding company expenses for the foreseeable future.  However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term.  If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.  We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state.  The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $26.9 million and $23.0 million as of December 31, 2016 and 2015, respectively.  In addition, we are able to generate substantial cash flow outside of our regulated insurance company subsidiaries through intercompany agency and management agreements between our insurance subsidiaries and our agency.

The following table is a summary of our consolidated statements of cash flows:

	Three Months Ended
	March 31,
($ in thousands)	2017	2016

Cash and cash equivalents provided by (used in):
Operating activities	$1,634	$(1,600)
Investing activities	(44,199)	(7,453)
Financing activities	—	(4,473)
Net change in cash and equivalents	$(42,565)	$(13,526)

Comparison of Three months ended March 31, 2017 and 2016

Net cash from operating activities increased $3.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in Program Services operating results.

Net cash used in investing activities decreased $36.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to $32.0 million related to the acquisition of ISIC, net of cash obtained.

Net cash from financing activities increased $4.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to 2016 including payments for settlement of stock repurchases.

Other Material Changes in Financial Position

	March 31,	December 31,
($ in thousands)	2017	2016
Selected Assets:
Accounts receivable from agents, net	$75,377	$35,964
Reinsurance recoverable on paid losses	1,636	1,430
Reinsurance recoverables	2,397,488	2,342,864
Deferred income taxes, net	27,709	28,858
Goodwill and intangible assets, net	14,714	12,588

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,746,399	$1,703,706
Unearned premiums	691,233	680,691
Allowance for policy cancellations	58,502	66,418
Deferred ceding fees	33,806	32,226
Accounts payable to insurance companies	53,793	14,871
Debt, net	43,794	43,783
Other liabilities	34,208	36,023

Accounts receivable from agents, net and Accounts payable to insurance companies.    Accounts receivable from agents includes premiums receivable, ceding fees receivable and premium taxes receivable, the majority of which relates to our Program Services segment.  The net receivable increased $39.4 million compared to December 31, 2016.  The Company has entered into a limited number of new arrangements under which we are responsible to certain reinsurers for the collection and payment of premiums.  As a result, the related premiums receivable and payable are reflected in our balance sheet.  The Accounts payable to insurance companies balance increased $38.9 million and is related to premiums payable on these same contracts.

Goodwill and intangible assets, net.    As of March 31, 2017, goodwill and intangible assets increased $2.1 million compared to March 31, 2016 primarily due to an increase in indefinite-lived intangible assets of $2.3 million related to the ISIC acquisition.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of March 31, 2017, we held $2.3 billion in collateral securing $1.7 billion in reinsurance recoverables.  The remaining unsecured reinsurance recoverables of $720.1 million are ceded to highly rated, well capitalized reinsurers.  During the three months ended March 31, 2017, reinsurance recoverables increased $54.6 million from December 31, 2016, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  These factors also caused an increase in the corresponding unearned premiums and the unpaid losses and loss adjustment expenses of $10.5 million and $42.7 million, respectively.

Allowance for policy cancellations.  As of March 31, 2017, the allowance for policy cancellations decreased by $7.9 million from December 31, 2016, primarily due to the volume and timing of CPI premiums (gross of cancellations) written in the most recent three months of 2017 compared to the last three months of 2016.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the three months ended March 31, 2016 included upward revisions to prior year estimates of $1.7 million, while the adjustment for the three months ended March 31, 2017 was minimal.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the three months ended March 31, 2016 was approximately $0.7 million.

Capital Resources

Between 2002 and 2004, the Company formed three business trusts (the “Trusts”) for the sole purpose of issuing, in private placement transactions $44.5 million of trust preferred securities (“TPS”).  In turn, the Trusts used the proceeds thereof, together with the equity proceeds received from the Company upon their initial formation, to purchase variable-rate subordinated debentures (“TPS Debentures”) issued by the Company.  All voting securities of the Trusts are owned by the Company, and the TPS debentures are the sole assets of the Trusts.  The Trusts meet the obligations of the TPS with the interest and principal paid on the TPS debentures.  These debentures’ interest rates range from 3.80% to 4.10% plus the three-month LIBOR.  All of the debentures mature between 2032 and 2034.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Liquidity Risk

Liquidity risk represents our potential inability to meet all payment obligations when they become due.  We maintain sufficient cash and marketable securities to fund claim payments and operations.

Credit Risk

We are exposed to credit risk from potential losses arising principally from the financial condition of our third party reinsurers and certain GAs, and also from potential losses in our investment portfolio.  Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded.  As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers.  We generally address this credit risk by either (1) selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better, have $300 million in equity and/or capital and surplus and are a Texas or Delaware authorized reinsurer at the time we enter into the agreement, or (2) requiring that the reinsurer post substantial collateral to secure the reinsured risks.  Security can take the form of collateral (in the form of security posted with a trustee pursuant to a related agreement, or evergreen letter of credit), or guaranty by a related third party that we believe has the ability to pay.  The security amount is a function of the policyholder liabilities (unearned premiums, losses and LAE reserves) or other amounts that are more representative of the amounts at risk.  Excess security is required when a reinsurer does not meet the above financial requirements to provide a “cushion” for inadequate estimates of policyholder liabilities.  Unless there is some mitigating factor, we control the ability to set policyholder liability amounts for security purposes.

Security is also contractually required if a reinsurer falls below the benchmark rating during the term of a reinsurance agreement.  Existing security may be increased if a reinsurer is downgraded during the term of a reinsurance agreement or experiences a significant loss in policyholder equity and/or capital and surplus.

Collateral levels are reviewed weekly on each reinsurer on which security is required.  Collateral calculations are adjusted as monthly activity reports are received on individual programs and collateral account balance information is available.  Collateral is generally obtained a quarter in advance at the end of each calendar quarter.

We have entered into in a limited number of new arrangements where we are responsible to certain reinsurers for the collection and payment of premiums.  In these instances, we are exposed to credit risk should the general agent be unable to meet their contractual obligations to the reinsurers.  We accept this risk only for clients meeting specific criteria.  We mitigate this risk by monitoring balances due from the general agent, audits of the general agent, and actuarial analyses.

We also evaluate the credit risk of our investment portfolio.  The primary measure we utilize to mitigate credit risk (the risk of principal default on the securities we invested in) involves the credit quality of our portfolio.  Approximately 63% of our portfolio is rated AA- or higher (rated by nationally recognized securities rating organizations), which is consistent with the guidelines provided to our asset managers.  Additionally, our Investment Committee reviews the portfolio on a quarterly basis and discusses any securities which have been downgraded in the previous quarter.

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

We had fixed-maturity securities with a fair value of $376.8 million and an amortized cost of $373.4 million as of March 31, 2017 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of March 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations from operating cash flows.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of March 31, 2017.

Hypothetical Change	Fair	Estimated Change in	Total
in Interest Rates	Value	Fair Value	Return %
($ in thousands)
300 basis point increase	$334,889	$(41,945)	-11.13%
200 basis point increase	348,171	(28,663)	-7.61%
100 basis point increase	362,170	(14,664)	-3.89%
No change	376,834	—	—
100 basis point decrease	391,728	14,894	3.95%
200 basis point decrease	406,528	29,694	7.88%
300 basis point decrease	421,196	44,362	11.77%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of March 31, 2017, we had $44.5 million of debt instruments, gross of debt issuance costs.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair value of the variable-rate debt.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:Legal Proceedings

We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies.  We believe that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 1A:Risk Factors

There have been no material changes to the Risk Factors described in Item 1A, "Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2:Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016.  The repurchase program was extended through December 31, 2017.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  For the three months ended March 31, 2017, the company has not made any repurchases.

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

STATE NATIONAL COMPANIES, INC.

Date:	May 10, 2017	/s/ Terry Ledbetter
Terry Ledbetter
Chief Executive Officer

Date:	May 10, 2017	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document