Form 10-Q
period 2017-06-30
State National Companies, Inc.
filed 2017-08-08
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 08, 2017
(Common stock, $.001 par value)	42,173,561 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $377,101, $329,994, respectively)	$382,518	$332,107
Equity securities – available-for-sale, at fair value (cost – $2,036, $3,271, respectively)	2,134	3,224
Total investments	384,652	335,331

Cash and cash equivalents	47,979	91,698
Restricted cash and investments	16,746	2,958
Accounts receivable from agents, net	120,214	35,964
Reinsurance recoverable on paid losses	1,972	1,430
Deferred acquisition costs	1,106	1,194
Reinsurance recoverables	2,607,559	2,342,864
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	16,876	16,163
Interest receivable	2,333	2,112
Income taxes receivable	174	329
Deferred income taxes, net	28,202	28,858
Goodwill and intangible assets, net	14,539	12,588
Other assets	6,656	5,248
Total assets	$3,249,008	$2,876,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Liabilities
Unpaid losses and loss adjustment expenses	$1,858,105	$1,703,706
Unearned premiums	787,051	680,691
Allowance for policy cancellations	54,541	66,418
Deferred ceding fees	39,385	32,226
Accounts payable to agents	2,121	2,639
Accounts payable to insurance companies	94,259	14,871
Debt, net	43,804	43,783
Other liabilities	49,256	36,023
Total liabilities	2,928,522	2,580,357

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,173,561 and 41,924,440 shares issued at June 30, 2017 and December 31, 2016, respectively)	42	42
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	231,654	229,297
Retained earnings	85,910	66,230
Accumulated other comprehensive income	2,880	811
Total shareholders’ equity	320,486	296,380
Total liabilities and shareholders’ equity	$3,249,008	$2,876,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues:
Premiums earned	$33,934	$28,916	$70,442	$60,593
Commission income	322	305	598	626
Ceding fees	20,998	16,917	38,643	33,161
Net investment income	2,288	2,100	4,439	4,140
Realized net investment gains (losses)	523	282	2,399	(356)
Other income	530	459	1,061	915
	58,595	48,979	117,582	99,079

Expenses:
Losses and loss adjustment expenses	16,135	13,743	34,966	28,832
Commissions	1,703	1,130	3,277	2,827
Taxes, licenses, and fees	914	804	1,866	1,506
General and administrative	18,618	17,148	37,746	34,142
Interest expense	612	553	1,200	1,090
Total expenses	37,982	33,378	79,055	68,397

Income (loss) before income taxes	20,613	15,601	38,527	30,682

Income taxes:
Current tax expense (benefit)	8,551	6,137	14,260	10,491
Deferred tax expense (benefit)	(1,173)	(524)	(458)	533
	7,378	5,613	13,802	11,024
Net income (loss)	$13,235	$9,988	$24,725	$19,658

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.32	$0.24	$0.59	$0.46
Diluted earnings per share	0.31	0.24	0.58	0.46

Dividends, per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net income (loss)	$13,235	$9,988	$24,725	$19,658

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	2,055	3,943	3,563	8,515
Tax effect on unrealized holding (gains) losses	(719)	(1,380)	(1,247)	(2,980)
Less: reclassification adjustments for realized (gains) losses included in net income	(109)	(95)	(380)	54
Tax effect on reclassification adjustments for realized gains (losses) included in net income	38	33	133	(19)
Other comprehensive income (loss)	1,265	2,501	2,069	5,570

Total comprehensive income (loss)	$14,500	$12,489	$26,794	$25,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2015	$43	$224,719	$37,322	$1,373	$263,457
Stock-based compensation expense	—	4,578	—	—	4,578
Dividends declared	—	—	(10,139)	—	(10,139)
Repurchase of common stock	(1)	—	(10,030)	—	(10,031)
Net income (loss)	—	—	49,077	—	49,077
Other comprehensive income (loss), net of tax	—	—	—	(562)	(562)
Balance at December 31, 2016	42	229,297	66,230	811	296,380
Stock-based compensation expense	—	2,357	—	—	2,357
Dividends declared	—	—	(5,045)	—	(5,045)
Net income (loss)	—	—	24,725	—	24,725
Other comprehensive income (loss), net of tax	—	—	—	2,069	2,069
Balance at June 30, 2017	$42	$231,654	$85,910	$2,880	$320,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended
	June 30,	June 30,
	2017	2016

Operating activities
Net cash provided by (used in) operating activities	$9,629	$15,239

Investing activities
Purchase of investments	(68,796)	(47,010)
Proceeds from sale of investments	34,493	25,260
Proceeds from maturities and principal receipts	19,459	10,856
Proceeds from dispositions of property and equipment	18	48
Purchase of property and equipment	(1,509)	(555)
Acquisition of consolidated subsidiaries, net of cash obtained	(31,980)	—
Net cash provided by (used in) investing activities	(48,315)	(11,401)

Financing activities
Dividends paid	(5,033)	(2,552)
Repurchase of common stock	—	(7,424)
Net cash provided by (used in) financing activities	(5,033)	(9,976)

Net change in cash and cash equivalents	(43,719)	(6,138)
Cash and cash equivalents at beginning of period	91,698	51,770
Cash and cash equivalents at end of period	$47,979	$45,632

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

The interim financial data as of June 30, 2017 and 2016 is unaudited.  However, in the opinion of the Company’s management (“Management”), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the results for the interim period.  The results of operations for the period ended June 30, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Income Taxes

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at June 30, 2017 and December 31, 2016.

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
•

ASU 2016-11—“Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815):  Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at March 3, 2016 EITF Meeting (SEC Update)”;

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Sub-Topic 825-10).  The amendment in this update supersedes the guidance to classify equity securities with readily determinable fair value into different categories (either trading or available-for-sale) and requires equity securities to be measured at fair value and changes in the fair value to be recognized through net income instead of other comprehensive income.  This ASU is effective for annual and interim reports beginning after December 15, 2017.  Since the Company’s current position in equities is less than 1% of our current investment portfolio as of June 30, 2017, the

Company does not anticipate that the guidance will have a material impact to the Company’s financial statements or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This ASU amends guidance related to debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions.  The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  The Company does not expect financial results and disclosures to be significantly impacted by this ASU.

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

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.”  The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  The Company will be evaluating what impact this ASU will have on disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.”  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  Modification accounting is not needed if the fair value, vesting conditions and classification of the modified award are the same as the original award immediately before the original award is modified.  This ASU is effective for annual and interim periods beginning after December 15, 2017.  The Company does not expect financial results and disclosures to be significantly impacted by this ASU.

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	As of June 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$35,370	$104	$(92)	$35,382
Government agency	870	16	(2)	884
State and municipality	58,602	1,501	(36)	60,067
Industrial and miscellaneous	173,526	4,735	(1,583)	176,678
Residential mortgage-backed	56,783	579	(454)	56,908
Commercial mortgage-backed	49,102	423	(245)	49,280
Redeemable preferred stock	2,848	560	(89)	3,319
Total fixed-maturity securities	377,101	7,918	(2,501)	382,518

Equity securities
Non-redeemable preferred stock	2,032	348	(252)	2,128
Common stock	4	2	—	6
Total equity securities	2,036	350	(252)	2,134
Total investments	$379,137	$8,268	$(2,753)	$384,652

	As of December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$28,020	$87	$(102)	$28,005
Government agency	1,522	18	(2)	1,538
State and municipality	57,885	508	(183)	58,210
Industrial and miscellaneous	147,761	3,765	(2,111)	149,415
Residential mortgage-backed	51,237	536	(697)	51,076
Commercial mortgage-backed	40,410	300	(327)	40,383
Redeemable preferred stock	3,159	503	(182)	3,480
Total fixed-maturity securities	329,994	5,717	(3,604)	332,107

Equity securities
Non-redeemable preferred stock	3,267	304	(350)	3,221
Common stock	4	—	(1)	3
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$19,084	$(92)	$—	$—	$19,084	$(92)
Government agency	527	(2)	—	—	527	(2)
State and municipality	4,775	(34)	351	(2)	5,126	(36)
Industrial and miscellaneous	43,332	(841)	4,320	(742)	47,652	(1,583)
Residential mortgage-backed	32,831	(361)	2,991	(93)	35,822	(454)
Commercial mortgage-backed	20,325	(204)	747	(41)	21,072	(245)
Redeemable preferred stock	284	(60)	29	(29)	313	(89)
Total fixed-maturity securities	121,158	(1,594)	8,438	(907)	129,596	(2,501)

Equity securities
Non-redeemable preferred stock	185	(75)	93	(177)	278	(252)
Total equity securities	185	(75)	93	(177)	278	(252)
	$121,343	$(1,669)	$8,531	$(1,084)	$129,874	$(2,753)

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$19,371	$(102)	$—	$—	$19,371	$(102)
Government agency	538	(2)	—	—	538	(2)
State and municipality	21,523	(183)	—	—	21,523	(183)
Industrial and miscellaneous	52,995	(1,485)	2,784	(626)	55,779	(2,111)
Residential mortgage-backed	29,776	(535)	3,338	(162)	33,114	(697)
Commercial mortgage-backed	18,673	(293)	773	(34)	19,446	(327)
Redeemable preferred stock	2,207	(171)	135	(11)	2,342	(182)
Total fixed-maturity securities	145,083	(2,771)	7,030	(833)	152,113	(3,604)

Equity securities
Non-redeemable preferred stock	570	(312)	42	(38)	612	(350)
Common stock	3	(1)	—	—	3	(1)
Total equity securities	573	(313)	42	(38)	615	(351)
	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for each of the three years in the period ended December 31, 2016.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads, and higher underlying Treasury rates, and that despite the wider credit spreads and higher rates, the securities are only temporarily impaired due to the strength of the issuing entities’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment. For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses.  There were 231 securities in an unrealized loss position at June 30, 2017.  Approximately 95% of these investments are investment-grade at June 30, 2017.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities for the six months ended June 30, 2017 and 2016 were $34.5 million and $25.3 million, respectively.

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

The following table presents the Company’s gross realized gains (losses) for the periods ended:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016

Realized gains:
Fixed-maturity securities	$751	$518	$2,553	$1,012
Equity securities	—	(1)	5	76
Gross realized gains	751	517	2,558	1,088
Realized losses:
Fixed-maturity securities	(282)	(157)	(423)	(410)
Equity securities	(1)	—	(2)	(98)
Other-than-temporary impairment losses on fixed-maturity securities	—	(1)	—	(90)
Gross realized losses	(283)	(158)	(425)	(598)
Change in fair value of embedded derivatives	55	(77)	266	(846)
Net realized investment gains (losses)	$523	$282	$2,399	$(356)

The Company had six non-cash exchanges of investment securities for the six months ended June 30, 2017 and two non-cash exchanges for the six months ended June 30, 2016.  Non-cash consideration received for these exchanges was $1.5 million and $747 thousand for the six months ended June 30, 2017 and June 30, 2016.  Gains of $148 thousand and $96 thousand were recognized on these exchanges and are reflected in “Realized net investment gains (losses)” on the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s available-for-sale fixed-maturity securities:

	As of June 30, 2017
($ in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15,189	$15,480
Due after one year through five years	131,408	133,826
Due after five years through ten years	109,947	111,383
Due after ten years	14,672	15,642
Residential mortgage-backed securities	56,783	56,907
Commercial mortgage-backed securities	49,102	49,280
	$377,101	$382,518

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes approximately $0.7 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.18% of the Company’s total investments as of June 30, 2017.  The Company does not own mortgage derivatives.

Net investment income for the periods ended, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016

Interest on investments	$2,440	$2,186	$4,725	$4,335
Dividends	83	123	186	239
Gross investment income	2,523	2,309	4,911	4,574
Investment expenses	(235)	(209)	(472)	(434)
Net investment income	$2,288	$2,100	$4,439	$4,140

The Company’s insurance subsidiaries are required to maintain deposits in various states where they are licensed to operate.  These deposits consist of fixed-maturity securities at fair values totaling $80.5 million and $77.0 million at June 30, 2017 and December 31, 2016, respectively.

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

	Six Months Ended
	June 30, 2017		June 30, 2016
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate

Expected tax expense (benefit)	$13,485	35.0%	$10,739	35.0%
Tax-exempt income	(256)	(0.7)	(199)	(0.7)
State income taxes	722	1.9	522	1.7
Other	(149)	(0.4)	(38)	(0.1)
Total income tax expense (benefit)	$13,802	35.8%	$11,024	35.9%

4. Reinsurance

Through unaffiliated general agents, the Company’s insurance subsidiaries write property and casualty lines of business in the Program Services segment.  This business is written and reinsured pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are typically tripartite agreements executed by the Company’s insurance subsidiaries, the reinsurer, and the general agent.  Substantially all of the underwriting risk associated with this business is borne by the reinsurer.  As compensation for writing this business, the Company’s insurance subsidiaries receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as “Accounts receivable from agents, net”. Typically, if the producer defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the tripartite contracts.  The Company recently entered into a limited number of large programs, in which certain qualifying criteria were met, where the Company retains the risk associated with such obligations.  In these instances, the net premiums receivable are also reflected as “Accounts receivable from agents, net”, and the net premiums payable to the reinsurers are reflected as “Accounts payable to insurance companies”.

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

	June 30,	December 31,
($ in thousands)	2017	2016

Ceded unearned premiums	$762,117	$651,938
Ceded loss and loss adjustment expense reserves	1,845,442	1,690,926
Total reinsurance recoverables	2,607,559	2,342,864
Secured reinsurance recoverables	(1,745,177)	(1,678,243)
Unsecured reinsurance recoverables	$862,382	$664,621

The fair value of all collateral held by the Company’s insurance subsidiaries for reinsurers for whom we require collateral is approximately 143% of the related reinsurance recoverables as of June 30, 2017, with the lowest ratio for any such reinsurer being 100%.

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

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 1 and Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

	As of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$35,382	$—	$35,382
Government agency	—	884	—	884
State and municipality	—	60,067	—	60,067
Industrial and miscellaneous	—	176,678	—	176,678
Residential mortgage-backed	—	56,908	—	56,908
Commercial mortgage-backed	—	49,280	—	49,280
Redeemable preferred stock	—	3,319	—	3,319
Total fixed-maturity securities	—	382,518	—	382,518

Equity securities
Non-redeemable preferred stock	—	2,128	—	2,128
Common stock	—	6	—	6
Total equity securities	—	2,134	—	2,134
Total investments	$—	$384,652	$—	$384,652

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$28,005	$—	$28,005
Government agency	—	1,538	—	1,538
State and municipality	—	58,210	—	58,210
Industrial and miscellaneous	—	149,415	—	149,415
Residential mortgage-backed	—	51,076	—	51,076
Commercial mortgage-backed	—	40,383	—	40,383
Redeemable preferred stock	—	3,480	—	3,480
Total fixed-maturity securities	—	332,107	—	332,107

Equity securities
Non-redeemable preferred stock	—	3,221	—	3,221
Common stock	—	3	—	3
Total equity securities	—	3,224	—	3,224
Total investments	$—	$335,331	$—	$335,331

The fair value of embedded derivatives included in Level 2 securities was $9.9 million at June 30, 2017 and $9.5 million at December 31, 2016, respectively.

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending June 30, 2017 and December 31, 2016.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at June 30, 2017 and December 31, 2016.

6. Losses and Loss Adjustment Expenses

The following table shows the activity in the liability for unpaid losses and loss adjustment expenses:

	Six Months Ended June 30,
($ in thousands)	2017	2016

Balance at January 1,	$1,703,706	$1,364,774
Reinsurance recoverables	(1,690,926)	(1,352,022)
Net balance at January 1,	12,780	12,752

Incurred related to:
Current year	33,197	27,508
Prior year	1,769	1,324
Total incurred	34,966	28,832

Paid related to:
Current year	23,604	20,181
Prior year	11,479	9,625
Total paid	35,083	29,806

Net balance at June 30,	12,663	11,778
Reinsurance recoverables	1,845,442	1,438,483
Balance at June 30,	$1,858,105	$1,450,261

7. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  The Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses was $330 thousand for the three months ended June 30, 2017 and $369 thousand for the three months ended June 30, 2016.   The employer contribution expense included in general and administrative expenses was $863 thousand for the six months ended June 30, 2017 and $778 thousand for the six months ended June 30, 2016.

8. Stock-based Payments

On May 18, 2017, the Company’s shareholders approved the First Amended and Restated 2014 Long-Term Incentive Plan (“2014 Plan”), which provides for an aggregate of 6.4 million shares of our common stock that may be issued to employees and non-employee directors.  Awards under the 2014 Plan may be in the form of stock options (including incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code and non-statutory stock options), restricted stock, restricted stock units, stock appreciation rights and performance units.

The fair value of the restricted shares granted is determined based on the most recent trading price of the stock as of the grant date.  The fair value of each stock option grant is established on the grant date using the Black-Scholes option pricing model.

A summary of the Company’s restricted shares and stock options activity is shown below:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
June 30, 2017	Shares	per Restricted Share	Options	per Stock Option

Nonvested at January 1, 2017	278,050	$11.52	1,502,963	$2.73
Granted	249,121	14.36	—	—
Vested	(37,305)	11.37	(1,119,629)	3.00
Nonvested at June 30, 2017	489,866	12.98	383,334	1.93

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
June 30, 2016	Shares	per Restricted Share	Options	per Stock Option

Nonvested at January 1, 2016	144,362	$10.05	1,855,918	$3.22
Granted	211,383	12.00	575,000	1.93
Vested	(11,028)	10.88	(927,955)	3.22
Nonvested at June 30, 2016	344,717	11.22	1,502,963	2.73

Compensation expense for all share-based compensation was $1.3 million for the three months ended June 30, 2017 and $1.0 million for the three months ended June 30, 2016.  Compensation expense for all share-based compensation was $2.4 million for the six months ended June 30, 2017 and $1.9 million for the six months ended June 30, 2016.

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

The Company’s writings in California, Texas, Florida and New York comprised 58% of gross premiums written for the periods ending June 30, 2017 and 2016, respectively.  The top five general agents comprised 52% and 63% of gross premiums written in the Program Services segment for the periods ending ended June 30, 2017 and 2016, respectively.  The four largest reinsurers with unsecured reinsurance recoverables, all of which are rated A or higher by A.M. Best, accounted for approximately 15%, 12%, 8%, and 7% of the Company’s unsecured reinsurance recoverables at June 30, 2017.

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

The Company has a Collateral Protection Alliance (the “Alliance”) with CUMIS Insurance Society, Inc., a subsidiary of CUNA Mutual, to administer and write CPI business for credit union customers.  The Alliance includes an agency agreement and a reinsurance agreement whereby the Company cedes a portion of the business to CUNA Mutual.  In connection with the Alliance, the Company has a purchase option and CUNA Mutual has a put option, whereby the Company is obligated to purchase CUNA Mutual’s right to participate in future program business at a specified price in the event of termination of the Alliance.  The Alliance’s current term ends on July 31, 2018.  The Company anticipates continued negotiations with CUNA Mutual to revise and extend the term of the contract.  In the event the Alliance is not revised and extended, the Company expects to purchase CUNA Mutual’s remaining quota share participation.  The Company estimates payments totaling approximately $24 million as of June 30, 2017 related to the termination of the agreement.

11. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands, except for per share amounts)	2017	2016	2017	2016

Numerator for both basic and diluted earnings per share:
Net income (loss)	$13,235	$9,988	$24,725	$19,658

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	41,669,172	42,310,242	41,641,374	42,326,799

Dilutive effect of outstanding securities (determined using the treasury stock method)	1,239,018	11,365	1,069,070	31,161

Weighted-average common shares outstanding and potential common shares outstanding	42,908,190	42,321,607	42,710,444	42,357,960

12. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Program	$20,998	$16,917	$38,643	$33,161
Lender	34,790	29,692	72,113	62,138
Corporate	2,807	2,370	6,826	3,780
Consolidated revenues	$58,595	$48,979	$117,582	$99,079

Income (loss) before income taxes:
Program	$16,724	$12,505	$30,268	$25,123
Lender	5,175	3,888	9,184	8,757
Corporate	(1,286)	(792)	(925)	(3,198)
Consolidated income (loss) before income taxes	$20,613	$15,601	$38,527	$30,682

The following table summarizes the financial assets of the Company’s segments as of the periods indicated:

	June 30,	December 31,
($ in thousands)	2017	2016

Assets:
Program	$2,748,301	$2,382,466
Lender	17,515	17,824
Corporate	483,192	476,447
	$3,249,008	$2,876,737

13. Debt

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

ISIC was acquired as a shell company with a 100% quota share reinsurance agreement.  There was no income statement impact resulting from the acquisition.  There is no goodwill to assign to reporting segments.  The indefinite lived intangible asset is assigned to the Program Services segment.  The Company recognized $29 thousand of acquisition related costs that were expensed in the current period.  These costs are included in the condensed consolidated statements of income as “General and administrative” expenses.

15. Subsequent Events

On July 26, 2017, the Company entered into a definitive agreement with Markel Corporation (“Markel”) to acquire all of the outstanding shares of the Company’s common stock for $21.00 per share cash.  Upon the completion of the transaction, the Company will be a direct, wholly-owned subsidiary of Markel.

The transaction is subject to the approval of a majority of the Company’s shareholders, approval by relevant state insurance regulators and other customary closing conditions.  The transaction is expected to close in the fourth quarter of 2017.

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

Our Lender Services segment generates premiums primarily from providing CPI to our credit union, bank and specialty finance company clients.  Lenders purchase CPI to provide coverage for automobiles or other vehicles of borrowers who do not uphold their obligation to insure the collateral underlying the loan.  Our lender clients pay us directly for CPI and then add the cost of CPI to the borrower’s loan.  Our CPI business is fully vertically integrated: we manage all aspects of the CPI business cycle, including sales and marketing, policy issuance, policy administration, underwriting and claims handling.

Recent Developments

On July 26, 2017, we entered into a definitive agreement with Markel Corporation (“Markel”) to acquire all of the outstanding shares of our common stock for $21.00 per share cash.  Upon the completion of the transaction, we will be a direct, wholly-owned subsidiary of Markel. The transaction is subject to the approval of a majority of our shareholders, approval by relevant state insurance regulators and other customary closing conditions.  The transaction is expected to close in the fourth quarter of 2017.

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

We have a Collateral Protection Alliance (the “Alliance”) with CUNA Mutual to administer and write CPI business for credit union customers.  The Alliance includes an agency agreement and a reinsurance agreement whereby we cede a portion of the business to CUNA Mutual.  In connection with the Alliance, we have an option to purchase CUNA Mutual’s right to participate in future program business at a specified price in the event of termination of the Alliance.  The Alliance’s current term ends on July 31, 2018.  We anticipate continued negotiations with CUNA Mutual to revise and extend the term of the contract.  In the event the Alliance is not revised and extended, we expect to purchase CUNA Mutual’s remaining quota share participation.  We estimate payments totaling approximately $24 million as of June 30, 2017 related to the termination of the agreement.  The Company expects to recoup the expense related to the termination through additional underwriting profits over approximately three years.

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

On May 1, 2017, the Company announced the addition of two significant clients in its Program Services business segment. These clients both bring existing books of business to State National, and combined, we expect them to produce approximately $200 million in annual premiums.  These large programs are written through a program manager of a large national broker and a specialty managing general agent, both of which are well-established organizations that provide specialty insurance solutions in the U.S.  These two new clients began writing premium with the Company in the second quarter of 2017.

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required United Specialty Insurance Company (“USIC”) to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of June 30, 2017, we had net reserves of $3.0 million related to this business.

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

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned. For the six months ended June 30, 2017 and 2016, our net loss ratio was 49.9% and 46.1%, respectively.  This increase is primarily due to an increase in claim severity including an unusual number of high value claims.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the six months ended June 30, 2017 and 2016, our net expense ratio was 39.4% and 42.0%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the six months ended June 30, 2017 and 2016, our net combined ratio was 89.3% and 88.1%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our return on equity at December 31, 2016 was 17.5%. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratio.  Our financial leverage ratio at June 30, 2017 was 13.7%, as compared to 14.8% at December 31, 2016.  Our objective is to maintain a financial leverage ratio in the range of 20% to 35% over the long-term.

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

There were no significant changes to our critical accounting policies and estimation processes during the six months ended June 30, 2017.  Our critical accounting policies and estimation processes are described in our audited consolidated financial statements and the related notes in the Company’s 2016 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Premiums earned	$33,934	$28,916	$70,442	$60,593
Commission income	322	305	598	626
Ceding fees	20,998	16,917	38,643	33,161
Net investment income	2,288	2,100	4,439	4,140
Realized net investment gains (losses)	523	282	2,399	(356)
Other income	530	459	1,061	915
Total revenues	58,595	48,979	117,582	99,079

Expenses:
Losses and loss adjustment expenses	16,135	13,743	34,966	28,832
Commissions	1,703	1,130	3,277	2,827
Taxes, licenses, and fees	914	804	1,866	1,506
General and administrative	18,618	17,148	37,746	34,142
Interest expense	612	553	1,200	1,090
Total expenses	37,982	33,378	79,055	68,397

Income (loss) before income taxes	20,613	15,601	38,527	30,682

Income tax expense (benefit)	7,378	5,613	13,802	11,024

Net income (loss)	$13,235	$9,988	$24,725	$19,658

Consolidated Results of Operations for the Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

Premiums earned.  Premiums earned increased by $5.0 million, or 17.4%, from $28.9 million for the three months ended June 30, 2016 to $33.9 million for the three months ended June 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Ceding fees.  Ceding fees increased by $4.1 million, or 24.1%, from $16.9 million for the three months ended June 30, 2016 to $21.0 million for the three months ended June 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $293.6 million for the three months ended June 30, 2016 to $385.5 million for the three months ended June 30, 2017, resulting in an increase in premium-related ceding fees of $5.1 million from new and existing programs.  Capacity fees decreased $1.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Losses and loss adjustment expenses.  Losses and LAE increased by $2.4 million, or 17.4%, from $13.7 million for the three months ended June 30, 2016 to $16.1 million for the three months ended June 30, 2017, which was primarily the result of Lender Services increased exposure due to higher earned premiums and an increase in claim severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $1.5 million, or 8.6%, from $17.1 million for the three months ended June 30, 2016 to $18.6 million for the three months ended June 30, 2017, primarily due to investment in strategic growth.

Consolidated Results of Operations for the Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Premiums earned.  Premiums earned increased by $9.8 million, or 16.3%, from $60.6 million for the six months ended June 30, 2016 to $70.4 million for the six months ended June 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Ceding fees.  Ceding fees increased by $5.5 million, or 16.5%, from $33.2 million for the six months ended June 30, 2016 to $38.6 million for the six months ended June 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $560.6 million for the six months ended June 30, 2016 to $716.9 million for the six months ended June 30, 2017, resulting in an increase in premium-related ceding fees of $7.6 million from new and existing programs.  Capacity fees decreased $2.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Realized net investment gains.  Realized net investment gains increased by $2.8 million from a loss of $0.4 million for the six months ended June 30, 2016 to a gain of $2.4 million for the six months ended June 30, 2017.  This increase was primarily due to the value of embedded derivatives on the Company’s convertible securities.

Losses and loss adjustment expenses.  Losses and LAE increased by $6.2 million, or 21.3%, from $28.8 million for the six months ended June 30, 2016 to $35.0 million for the six months ended June 30, 2017, which was primarily the result of Lender Services increased exposure due to higher earned premiums and an increase in claim severity including an unusual number of high value claims.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $3.6 million, or 10.6%, from $34.1 million for the six months ended June 30, 2016 to $37.7 million for the six months ended June 30, 2017, primarily due to investment in strategic growth and increased professional and consulting fees.

Program Services Segment - Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Ceding fees	$20,998	16,917	$38,643	$33,161
Total revenues	20,998	16,917	38,643	33,161

Expenses:
Losses and loss adjustment expenses	80	396	(170)	905
Commissions	2	2	4	3
Taxes, licenses, and fees	15	3	45	11
General and administrative	4,177	4,011	8,496	7,119
Total expenses	4,274	4,412	8,375	8,038

Income (loss) before income taxes	$16,724	$12,505	$30,268	$25,123

Gross premiums written	$482,843	$336,395	$827,841	$607,421
Gross premiums earned	$385,479	$293,602	$716,886	$560,627

Program Services Segment Results of Operations for the Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

Ceding fees.  Ceding fees increased by $4.1 million, or 24.1%, from $16.9 million for the three months ended June 30, 2016 to $21.0 million for the three months ended June 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $293.6 million for the three months ended June 30, 2016 to $385.5 million for the three months ended June 30, 2017, resulting in an increase in premium-related ceding fees of $5.1 million from new and existing programs.  Capacity fees decreased $1.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Program Services Segment Results of Operations for the Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Ceding fees.  Ceding fees increased by $5.5 million, or 16.5%, from $33.2 million for the six months ended June 30, 2016 to $38.6 million for the six months ended June 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $560.6 million for the six months ended June 30, 2016 to $716.9 million for the six months ended June 30, 2017, resulting in an increase in premium-related ceding fees of $7.6 million from new and existing programs.  Capacity fees decreased $2.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses incurred in the run-off of the retained business decreased by $1.1 million from $0.9 million expense for the six months ended June 30, 2016 to a $0.2 million benefit for the six months ended June 30, 2017.  The decrease is due to changes in the ultimate expected reserve development between periods on the run-off of the retained business.

General and administrative expense.  General and administrative expense increased by $1.4 million, or 19.3%, from $7.1 million for the six months ended June 30, 2016 to $8.5 million for the six months ended June 30, 2017.  The increase was primarily due to investment in strategic growth.

Lender Services Segment — Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Premiums earned	$33,934	$28,916	$70,442	$60,593
Commission income	322	305	598	626
Other income	534	471	1,073	919
Total revenues	34,790	29,692	72,113	62,138

Expenses:
Losses and loss adjustment expenses	16,055	13,347	35,136	27,927
Commissions	1,701	1,128	3,273	2,824
Taxes, licenses, and fees	899	801	1,821	1,495
General and administrative	10,960	10,528	22,699	21,135
Total expenses	29,615	25,804	62,929	53,381

Income (loss) before income taxes	$5,175	$3,888	$9,184	$8,757

Net loss ratio	47.3%	46.2%	49.9%	46.1%
Net expense ratio	40.0%	43.1%	39.4%	42.0%
Net combined ratio	87.3%	89.3%	89.3%	88.1%

Gross premiums written	$39,825	$36,483	$81,819	$68,942
Net premiums written	$32,787	$29,884	$66,624	$56,916

Lender Services Segment Results of Operations for the Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

Premiums earned.  Premiums earned increased by $5.0 million, or 17.4%, from $28.9 million for the three months ended June 30, 2016 to $33.9 million for the three months ended June 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $2.7 million, or 20.3%, from $13.3 million for the three months ended June 30, 2016 to $16.1 million for the three months ended June 30, 2017, which was primarily the result of increased exposure due to higher earned premiums and an increase in claim severity and frequency.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

Lender Services Segment Results of Operations for the Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Premiums earned.  Premiums earned increased by $9.8 million, or 16.3%, from $60.6 million for the six months ended June 30, 2016 to $70.4 million for the six months ended June 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $7.2 million, or 25.8%, from $27.9 million for the six months ended June 30, 2016 to $35.1 million for the six months ended June 30, 2017, which was primarily the result of Lender Services increased exposure due to higher earned premiums and an increase in claim severity including an unusual number of high value claims.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $1.6 million, or 7.4%, from $21.1 million for the six months ended June 30, 2016 to $22.7 million for the six months ended June 30, 2017, primarily due to investment in strategic growth and increased professional and consulting fees.

Corporate Segment — Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Net investment income	$2,288	$2,100	$4,439	$4,140
Realized net investment gains (losses)	523	282	2,399	(356)
Other income	(4)	(12)	(12)	(4)
Total revenues	2,807	2,370	6,826	3,780

Expenses:
General and administrative	3,481	2,609	6,551	5,888
Interest expense	612	553	1,200	1,090
Total expenses	4,093	3,162	7,751	6,978

Income (loss) before income taxes	(1,286)	(792)	(925)	(3,198)

Income tax expense (benefit)	7,378	5,613	13,802	11,024

Net income (loss)	$(8,664)	$(6,405)	$(14,727)	$(14,222)

Corporate Segment Results of Operations for the Three Months Ended June 30, 2017 compared with the Three Months Ended June 30, 2016

General and administrative expense.  General and administrative expense increased by $0.9 million, or 33.4%, from $2.6 million for the three months ended June 30, 2016 to $3.5 million for the three months ended June 30, 2017, primarily due to investment in strategic growth.

Corporate Segment Results of Operations for the Six Months Ended June 30, 2017 compared with the Six

Months Ended June 30, 2016

Realized net investment gains.  Realized net investment gains increased by $2.8 million from a loss of $0.4 million for the six months ended June 30, 2016 to a gain of $2.4 million for the six months ended June 30, 2017.  This increase was primarily due to the value of embedded derivatives on the Company’s convertible securities.

General and administrative expense.  General and administrative expense increased by $0.7 million, or 11.3%, from $5.9 million for the six months ended June 30, 2016 to $6.6 million for the six months ended June 30, 2017, primarily due to investment in strategic growth and increased professional and consulting fees.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of June 30, 2017, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 12.7% of the portfolio at June 30, 2017, compared to 13.9% at December 31, 2016.  The average duration, excluding convertible securities, was 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
June 30, 2017	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$377,101	$7,918	$(2,501)	$382,518
Total equity securities	2,036	350	(252)	2,134
Total investments	$379,137	$8,268	$(2,753)	$384,652

	Cost or	Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$329,994	$5,717	$(3,604)	$332,107
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

The table below summarizes the credit quality of our fixed-maturity securities as of June 30, 2017, as rated by nationally recognized securities rating organizations.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$29,301	$29,326	7.67%
AAA	103,551	104,838	27.41%
AA, AA+, AA-	104,187	104,957	27.44%
A, A+, A-	57,059	58,295	15.24%
BBB, BBB+, BBB-	65,030	66,293	17.33%
BB+ and lower	17,973	18,809	4.91%
Total	$377,101	$382,518	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of June 30, 2017, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2017
($ in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15,189	$15,480
Due after one year through five years	131,408	133,826
Due after five years through ten years	109,947	111,383
Due after ten years	14,672	15,642
Residential mortgage-backed securities	56,783	56,907
Commercial mortgage-backed securities	49,102	49,280
	$377,101	$382,518

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$121,158	$(1,594)	$8,438	$(907)	$129,596	$(2,501)
Total equity securities	185	(75)	93	(177)	278	(252)
Total investments	$121,343	$(1,669)	$8,531	$(1,084)	$129,874	$(2,753)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$145,083	$(2,771)	$7,030	$(833)	$152,113	$(3,604)
Total equity securities	573	(313)	42	(38)	615	(351)
Total investments	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

There were 231 and 270 securities at June 30, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads and higher rates, and that despite the wider credit spreads and higher underlying Treasury rates, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment.  For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses. We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $80.5 million and $77.0 million at June 30, 2017 and December 31, 2016, respectively.  The increase in the amounts on deposit at June 30, 2017 is due to an increase in the required deposits for workers’ compensation business and required deposits acquired in the acquisition of ISIC.

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

	As of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities	$—	$382,518	$—	$382,518
Equity securities	—	2,134	—	2,134
Total investments	$—	$384,652	$—	$384,652

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities	$—	$332,107	$—	$332,107
Equity securities	—	3,224	—	3,224
Total investments	$—	$335,331	$—	$335,331

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

The following table is a summary of our consolidated statements of cash flows:

	Six Months Ended
	June 30,
($ in thousands)	2017	2016

Cash and cash equivalents provided by (used in):
Operating activities	$9,629	$15,239
Investing activities	(48,315)	(11,401)
Financing activities	(5,033)	(9,976)
Net change in cash and equivalents	$(43,719)	$(6,138)

Comparison of Six Months Ended June 30, 2017 and 2016

Net cash from operating activities decreased $5.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to an increase in Lender Services claims paid.

Net cash used in investing activities increased $36.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to $32.0 million related to the acquisition of ISIC, net of cash obtained.

Net cash used in financing activities decreased $4.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to 2016 including payments for settlement of stock repurchases.

Other Material Changes in Financial Position

	June 30,	December 31,
($ in thousands)	2017	2016

Selected Assets:
Accounts receivable from agents, net	$120,214	$35,964
Reinsurance recoverables	2,607,559	2,342,864
Goodwill and intangible assets, net	14,539	12,588

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$1,858,105	$1,703,706
Unearned premiums	787,051	680,691
Allowance for policy cancellations	54,541	66,418
Deferred ceding fees	39,385	32,226
Accounts payable to insurance companies	94,259	14,871
Other liabilities	49,256	36,023

Accounts receivable from agents, net and Accounts payable to insurance companies.    Accounts receivable from agents includes premiums receivable, ceding fees receivable and premium taxes receivable, the majority of which relates to our Program Services segment.  The net receivable increased $84.3 million compared to December 31, 2016.  The Company recently entered into a limited number of large programs, in which certain qualifying criteria were met, where the Company retains the risk associated with the collection and payment of premiums.  As a result, the related premiums receivable and payable are reflected in our balance sheet.  The Accounts payable to insurance companies balance increased $79.3 million and is related to premiums payable on these same contracts.

Goodwill and intangible assets, net.    As of June 30, 2017, goodwill and intangible assets increased $2.0 million compared to December 31, 2016 primarily due to an increase in indefinite-lived intangible assets of $2.3 million related to the ISIC acquisition.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of June 30, 2017, we held $2.5 billion in collateral securing $1.7 billion in reinsurance recoverables.  The remaining unsecured reinsurance recoverables of $862.4 million are ceded to highly rated, well capitalized reinsurers.  During the six months ended June 30, 2017, reinsurance recoverables increased $264.7 million from December 31, 2016, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  These factors also caused an increase in the corresponding unearned premiums and the unpaid losses and loss adjustment expenses of $106.4 million and $154.4 million, respectively.

Allowance for policy cancellations.  As of June 30, 2017, the allowance for policy cancellations decreased by $11.9 million from December 31, 2016, primarily due to the volume and timing of CPI premiums (gross of cancellations) written in the most recent three months of 2017 compared to the last three months of 2016.  The fourth quarter tends to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the six months ended June 30, 2017 and 2016 included upward revisions to prior year estimates of $0.1 million and $2.2 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the six months ended June 30, 2017 and 2016 was approximately $0.1 million and $1.1 million, respectively.

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

We recently entered into in a limited number of large programs where we are responsible to certain reinsurers for the collection and payment of premiums.  In these instances, we are exposed to credit risk should the general agent be unable to meet their contractual obligations to the reinsurers.  We accept this risk only for clients meeting certain qualifying criteria.  We mitigate this risk by monitoring balances due from the general agent, audits of the general agent, and actuarial analyses.

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

We had fixed-maturity securities with a fair value of $382.5 million and an amortized cost of $377.1 million as of June 30, 2017 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of June 30, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations from operating cash flows.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of June 30, 2017.

Hypothetical Change
in Interest Rates	Fair	Estimated Change in	Total
($ in thousands)	Value	Fair Value	Return %

300 basis point increase	$355,864	$(26,654)	(6.97)%
200 basis point increase	364,157	(18,361)	(4.80)%
100 basis point increase	373,033	(9,485)	(2.48)%
No change	382,518	—	—
100 basis point decrease	392,513	9,995	2.61%
200 basis point decrease	402,595	20,077	5.25%
300 basis point decrease	412,462	29,944	7.83%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of June 30, 2017, we had $44.5 million of debt instruments, gross of debt issuance costs.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair value of the variable-rate debt.

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

Item 1A:Risk Factors

The announcement and pendency of the merger among State National Companies, Inc., Markel Corporation and Markelverick Corporation could have an adverse effect on the Company’s stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the merger could disrupt the Company’s businesses in the following ways, among others:

•	employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect the Company’s ability to retain, recruit and motivate key personnel;
•

the attention of the Company’s management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of the Company, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company; and

•

third parties with business relationships with the Company may seek to terminate and/or renegotiate their relationships with the Company as a result of the merger, whether pursuant to the terms of their existing agreements with the Company or otherwise.

The merger agreement also restricts the Company from engaging in certain actions and taking certain actions without Markel’s approval, which could prevent the Company from pursuing opportunities that may arise prior to the closing of the merger or termination of the merger agreement.

Any of these matters could adversely affect the Company’s business, financial condition, results of operations, prospects and stock price.

Failure to complete the merger could negatively affect the stock price and the future business and financial results of State National Companies, Inc.

If the merger is not completed, the ongoing business of the Company may be adversely affected and the Company will be subject to several risks, including the following:

•	having to pay certain significant costs relating to the merger without receiving the benefits of the merger;
•

the attention of management of the Company will have been diverted to the merger instead of the Company’s own operations and pursuit of other opportunities that could have been beneficial to the Company; and

•	resulting negative customer perception could adversely affect the ability of the Company to compete for, or to win, new and renewal business in the marketplace.

Any of these matters could adversely affect the Company’s stock price and future business and financial results of the Company.

State National Companies, Inc. will incur substantial transaction and merger-related costs in connection with the merger.

The Company expects to incur a number of substantial non-recurring transaction fees and other costs associated with the merger.  Additional costs are expected to be incurred in order to complete the merger. In the event the merger agreement is terminated, under certain circumstances the Company may be required to pay Markel a termination fee of approximately $27.6 million, and if the Company’s shareholders do not approve the merger, under certain circumstances the Company may need to pay Markel a termination fee of approximately $13.8 million.

Item 2:Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016.  The repurchase program was extended through December 31, 2017.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  For the six months ended June 30, 2017, the company has not made any repurchases.

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

STATE NATIONAL COMPANIES, INC.

Date:	August 8, 2017	/s/ Terry Ledbetter
Terry Ledbetter
Chief Executive Officer

Date:	August 8, 2017	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of July 26, 2017, by and among State National Companies, Inc., Markel Corporation and Markelverick Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 26, 2017)

10.1

Termination of Tax Allocation and Indemnification Agreement, dated July 26, 2017, by and between State National Companies., Inc. and each of the undersigned stockholders of State National Companies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2017)

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