Form 10-Q
period 2017-09-30
State National Companies, Inc.
filed 2017-11-08
CIK 1610793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	001-36712

STATE NATIONAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0017421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 L. Don Dodson Drive, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 08, 2017
(Common stock, $.001 par value)	42,173,561 Shares

STATE NATIONAL COMPANIES, INC.

PART I - FINANCIAL INFORMATION

Item 1:  Unaudited Condensed Consolidated Financial Statements

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments:
Fixed-maturity securities – available-for-sale, at fair value (amortized cost – $400,885, $329,994, respectively)	$406,677	$332,107
Equity securities – available-for-sale, at fair value (cost – $2,039, $3,271, respectively)	2,116	3,224
Total investments	408,793	335,331

Cash and cash equivalents	64,003	91,698
Restricted cash and investments	25,192	2,958
Accounts receivable from agents, net	145,867	35,964
Reinsurance recoverable on paid losses	1,740	1,430
Deferred acquisition costs	1,348	1,194
Reinsurance recoverables	2,871,500	2,342,864
Property and equipment, net (includes land held for sale – $1,034, $1,034, respectively)	16,999	16,163
Interest receivable	2,319	2,112
Income taxes receivable	—	329
Deferred income taxes, net	30,900	28,858
Goodwill and intangible assets, net	14,364	12,588
Other assets	7,680	5,248
Total assets	$3,590,705	$2,876,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except for share and per share information)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Liabilities
Unpaid losses and loss adjustment expenses	$2,087,941	$1,703,706
Unearned premiums	828,583	680,691
Allowance for policy cancellations	68,568	66,418
Deferred ceding fees	39,639	32,226
Accounts payable to agents	2,467	2,639
Accounts payable to insurance companies	118,791	14,871
Debt, net	43,815	43,783
Income taxes payable	3,649	—
Other liabilities	63,454	36,023
Total liabilities	3,256,907	2,580,357

Shareholders’ equity
Common stock, $.001 par value (150,000,000 shares authorized; 42,173,561 and 41,924,440 shares issued at September 30, 2017 and December 31, 2016, respectively)	42	42
Preferred stock, $.001 par value (10,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	232,710	229,297
Retained earnings	98,073	66,230
Accumulated other comprehensive income	2,973	811
Total shareholders’ equity	333,798	296,380
Total liabilities and shareholders’ equity	$3,590,705	$2,876,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for per share information)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues:
Premiums earned	$35,499	$33,700	$105,941	$94,293
Commission income	328	389	926	1,015
Ceding fees	21,697	19,263	60,340	52,424
Net investment income	2,314	2,001	6,753	6,141
Realized net investment gains (losses)	1,010	2,063	3,409	1,707
Other income	597	501	1,658	1,416
Total revenues	61,445	57,917	179,027	156,996

Expenses:
Losses and loss adjustment expenses	15,883	13,755	50,849	42,587
Commissions	1,064	1,408	4,341	4,235
Taxes, licenses, and fees	1,096	960	2,962	2,466
General and administrative	19,666	17,235	57,412	51,377
Interest expense	631	565	1,831	1,655
Total expenses	38,340	33,923	117,395	102,320

Income (loss) before income taxes	23,105	23,994	61,632	54,676

Income taxes:
Current tax expense (benefit)	11,160	10,801	25,420	21,292
Deferred tax expense (benefit)	(2,749)	(2,130)	(3,207)	(1,597)
	8,411	8,671	22,213	19,695
Net income (loss)	$14,694	$15,323	$39,419	$34,981

Net income (loss) per share attributable to common shareholders:
Basic earnings per share	$0.35	$0.37	$0.95	$0.83
Diluted earnings per share	0.34	0.37	0.92	0.83

Dividends, per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net income (loss)	$14,694	$15,323	$39,419	$34,981

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	64	(1,771)	3,627	6,744
Tax effect on unrealized holding (gains) losses	(22)	620	(1,269)	(2,360)
Less: reclassification adjustments for realized (gains) losses included in net income	79	626	(301)	680
Tax effect on reclassification adjustments for realized gains (losses) included in net income	(28)	(219)	105	(238)
Other comprehensive income (loss)	93	(744)	2,162	4,826

Total comprehensive income (loss)	$14,787	$14,579	$41,581	$39,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

unaudited condensed Consolidated Statements of Shareholders’ Equity

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2015	$43	$224,719	$37,322	$1,373	$263,457
Stock-based compensation expense	—	4,578	—	—	4,578
Dividends declared	—	—	(10,139)	—	(10,139)
Repurchase of common stock	(1)	—	(10,030)	—	(10,031)
Net income (loss)	—	—	49,077	—	49,077
Other comprehensive income (loss), net of tax	—	—	—	(562)	(562)
Balance at December 31, 2016	42	229,297	66,230	811	296,380
Stock-based compensation expense	—	3,413	—	—	3,413
Dividends declared	—	—	(7,576)	—	(7,576)
Net income (loss)	—	—	39,419	—	39,419
Other comprehensive income (loss), net of tax	—	—	—	2,162	2,162
Balance at September 30, 2017	$42	$232,710	$98,073	$2,973	$333,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATE NATIONAL COMPANIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended
	September 30,	September 30,
	2017	2016

Operating activities
Net cash provided by (used in) operating activities	$52,690	$48,938

Investing activities
Purchase of investments	(114,829)	(60,754)
Proceeds from sale of investments	47,323	55,120
Proceeds from maturities and principal receipts	29,282	17,679
Proceeds from dispositions of property and equipment	97	78
Purchase of property and equipment	(2,093)	(724)
Acquisition of consolidated subsidiaries, net of cash obtained	(31,980)	(17,320)
Investment in cost-method investee	(650)	—
Net cash provided by (used in) investing activities	(72,850)	(5,921)

Financing activities
Dividends paid	(7,535)	(5,077)
Repurchase of common stock	—	(9,948)
Net cash provided by (used in) financing activities	(7,535)	(15,025)

Net change in cash and cash equivalents	(27,695)	27,992
Cash and cash equivalents at beginning of period	91,698	51,770
Cash and cash equivalents at end of period	$64,003	$79,762

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

The interim financial data as of September 30, 2017 and 2016 is unaudited.  However, in the opinion of the Company’s management (“Management”), the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to fairly state the results for the interim period.  The results of operations for the period ended September 30, 2017 and 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Income Taxes

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement, and disclosure in the financial statements.  There were no uncertain tax positions at September 30, 2017 and December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” which replaces most existing GAAP revenue recognition guidance to a five-step revenue recognition model.  The FASB has updated the guidance to include the following ASUs:

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

The new guidance excludes insurance contracts that are recognized under Topic 944 “Financial Services—Insurance”; however, income related to our agency operations will be recognized under the new guidance.  The model provides for an analysis of transactions to determine when or how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows for these transactions.  The Company has the option to choose to apply the guidance using either the full retrospective or a modified retrospective approach.  The standards are effective for annual periods beginning after December 15, 2017, including interim reporting periods within that period.  The Company has assessed its revenue streams to identify those contracts that are clearly excluded from the scope of the new standard and those that may be subject to the new standard.  The Company does not anticipate the impact of these ASUs to be material to the Company’s financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Sub-Topic 825-10).  The amendment in this update supersedes the guidance to classify equity securities with readily determinable fair value into different categories (either trading or available-for-sale) and requires equity securities to be measured at fair value and changes in the fair value to be recognized through net income instead of other comprehensive income.  This ASU is effective for annual and interim reports beginning after December 15, 2017.  Since the Company’s current position in equities is less than 1% of our current investment portfolio as of September 30, 2017, the Company does not anticipate that the guidance will have a material impact to the Company’s financial statements or cash flows.

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

2. Investments

The following table summarizes information on the amortized cost, gross unrealized gains and losses, and the fair value of investment securities by class:

	As of September 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$39,272	$108	$(103)	$39,277
Government agency	864	16	(2)	878
State and municipality	61,348	1,504	(31)	62,821
Industrial and miscellaneous	181,500	5,314	(1,846)	184,968
Residential mortgage-backed	60,514	605	(437)	60,682
Commercial mortgage-backed	54,793	444	(292)	54,945
Redeemable preferred stock	2,594	561	(49)	3,106
Total fixed-maturity securities	400,885	8,552	(2,760)	406,677

Equity securities
Non-redeemable preferred stock	2,032	247	(175)	2,104
Common stock	7	5	—	12
Total equity securities	2,039	252	(175)	2,116
Total investments	$402,924	$8,804	$(2,935)	$408,793

	As of December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Fixed-maturity securities
Government	$28,020	$87	$(102)	$28,005
Government agency	1,522	18	(2)	1,538
State and municipality	57,885	508	(183)	58,210
Industrial and miscellaneous	147,761	3,765	(2,111)	149,415
Residential mortgage-backed	51,237	536	(697)	51,076
Commercial mortgage-backed	40,410	300	(327)	40,383
Redeemable preferred stock	3,159	503	(182)	3,480
Total fixed-maturity securities	329,994	5,717	(3,604)	332,107

Equity securities
Non-redeemable preferred stock	3,267	304	(350)	3,221
Common stock	4	—	(1)	3
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

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

The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$20,927	$(103)	$—	$—	$20,927	$(103)
Government agency	522	(2)	—	—	522	(2)
State and municipality	6,966	(31)	—	—	6,966	(31)
Industrial and miscellaneous	52,845	(866)	4,409	(980)	57,254	(1,846)
Residential mortgage-backed	27,994	(240)	7,400	(197)	35,394	(437)
Commercial mortgage-backed	25,351	(226)	1,991	(66)	27,342	(292)
Redeemable preferred stock	180	(22)	161	(27)	341	(49)
Total fixed-maturity securities	134,785	(1,490)	13,961	(1,270)	148,746	(2,760)

Equity securities
Non-redeemable preferred stock	376	(26)	122	(149)	498	(175)
Total equity securities	376	(26)	122	(149)	498	(175)
	$135,161	$(1,516)	$14,083	$(1,419)	$149,244	$(2,935)

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Fixed-maturity securities
Government	$19,371	$(102)	$—	$—	$19,371	$(102)
Government agency	538	(2)	—	—	538	(2)
State and municipality	21,523	(183)	—	—	21,523	(183)
Industrial and miscellaneous	52,995	(1,485)	2,784	(626)	55,779	(2,111)
Residential mortgage-backed	29,776	(535)	3,338	(162)	33,114	(697)
Commercial mortgage-backed	18,673	(293)	773	(34)	19,446	(327)
Redeemable preferred stock	2,207	(171)	135	(11)	2,342	(182)
Total fixed-maturity securities	145,083	(2,771)	7,030	(833)	152,113	(3,604)

Equity securities
Non-redeemable preferred stock	570	(312)	42	(38)	612	(350)
Common stock	3	(1)	—	—	3	(1)
Total equity securities	573	(313)	42	(38)	615	(351)
	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

The determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of Management and a regular review of the Company’s investments.  Management reviewed all securities with unrealized losses in accordance with the Company’s impairment policy described in Note 1 — “Summary of Significant Accounting Policies” in the consolidated financial statements for each of the three years in the period ended December 31, 2016.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads, and higher underlying Treasury rates, and that despite the wider credit spreads and higher rates, the securities are only temporarily impaired due to the strength of the issuing entities’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment. For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses.  There were 242 securities in an unrealized loss position at September 30, 2017.  Approximately 96% of these investments are investment-grade at September 30, 2017.  We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Proceeds from sales of investments in fixed-maturity, equity and short-term securities for the nine months ended September 30, 2017 and 2016 were $47.3 million and $55.1 million, respectively.

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

The following table presents the Company’s gross realized gains (losses) for the periods ended:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016

Realized gains:
Fixed-maturity securities	$969	$1,134	$3,522	$2,146
Equity securities	—	497	5	573
Gross realized gains	969	1,631	3,527	2,719
Realized losses:
Fixed-maturity securities	(170)	(205)	(593)	(615)
Equity securities	—	(35)	(2)	(133)
Other-than-temporary impairment losses on fixed-maturity securities	—	—	—	(90)
Gross realized losses	(170)	(240)	(595)	(838)
Change in fair value of embedded derivatives	211	672	477	(174)
Net realized investment gains (losses)	$1,010	$2,063	$3,409	$1,707

The Company had seven non-cash exchanges of investment securities for the nine months ended September 30, 2017 and two non-cash exchanges for the nine months ended September 30, 2016.  Non-cash consideration received for these exchanges was $1.5 million and $533 thousand for the nine months ended September 30, 2017 and September 30, 2016.  Gains of $150 thousand and $153 thousand were recognized on these exchanges and are reflected in “Realized net investment gains (losses)” on the condensed consolidated statements of income.

The following schedule details the maturities of the Company’s available-for-sale fixed-maturity securities:

	As of September 30, 2017
($ in thousands)	Amortized Cost	Fair Value

Due in one year or less	$16,126	$16,471
Due after one year through five years	136,335	138,915
Due after five years through ten years	115,806	117,204
Due after ten years	17,311	18,460
Residential mortgage-backed securities	60,514	60,682
Commercial mortgage-backed securities	54,793	54,945
	$400,885	$406,677

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s investment portfolio includes approximately $0.7 million of mortgage-backed securities collateralized by subprime residential loans, which represent approximately 0.17% of the Company’s total investments as of September 30, 2017.  The Company does not own mortgage derivatives.

Net investment income for the periods ended, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016

Interest on investments	$2,481	$2,074	$7,206	$6,409
Dividends	85	148	271	387
Gross investment income	2,566	2,222	7,477	6,796
Investment expenses	(252)	(221)	(724)	(655)
Net investment income	$2,314	$2,001	$6,753	$6,141

The Company’s insurance subsidiaries are required to maintain deposits in various states where they are licensed to operate.  These deposits consist of fixed-maturity securities at fair values totaling $80.3 million and $77.0 million at September 30, 2017 and December 31, 2016, respectively.

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

	Nine Months Ended
	September 30, 2017		September 30, 2016
		Effective		Effective
($ in thousands)	Amount	Tax Rate	Amount	Tax Rate

Expected tax expense (benefit)	$21,571	35.0%	$19,137	35.0%
Tax-exempt income	(266)	(0.4)	(332)	(0.6)
State income taxes	1,015	1.6	948	1.7
Other	(107)	(0.2)	(58)	(0.1)
Total income tax expense (benefit)	$22,213	36.0%	$19,695	36.0%

4. Reinsurance

Through unaffiliated general agents, the Company’s insurance subsidiaries write property and casualty lines of business in the Program Services segment.  This business is written and reinsured pursuant to quota share and excess of loss reinsurance contracts and general agency agreements that are typically tripartite agreements executed by the Company’s insurance subsidiaries, the reinsurer, and the general agent.  Substantially all of the underwriting risk associated with this business is borne by the reinsurer.  As compensation for writing this business, the Company’s insurance subsidiaries receive ceding fees from the producers and, accordingly, the related ceding fees receivable are reflected as “Accounts receivable from agents, net”. Typically, if the GA defaults on its obligation to pay these fees (or any other amount due), the reinsurer is obligated to make the payment under the guarantee contained in the tripartite contracts.  The Company recently entered into a limited number of large programs, in which certain qualifying criteria were met, where the Company retains the risk associated with such obligations.  In these instances, the net premiums receivable are also reflected as “Accounts receivable from agents, net”, and the net premiums payable to the reinsurers are reflected as “Accounts payable to insurance companies”.

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

	September 30,	December 31,
($ in thousands)	2017	2016

Ceded unearned premiums	$796,679	$651,938
Ceded loss and loss adjustment expense reserves	2,074,821	1,690,926
Total reinsurance recoverables	2,871,500	2,342,864
Secured reinsurance recoverables	(1,826,824)	(1,678,243)
Unsecured reinsurance recoverables	$1,044,676	$664,621

The fair value of all collateral held by the Company’s insurance subsidiaries for reinsurers for whom we require collateral is approximately 143% of the related reinsurance recoverables as of September 30, 2017, with the lowest ratio for any such reinsurer being 100%.

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

Management has reviewed the processes used by the pricing services and has determined that they result in fair values consistent with requirements for Level 1 and Level 2 investment securities.  Based on an analysis of the inputs, the Company’s investments measured at fair value on a recurring basis have been categorized as follows:

	As of September 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$39,277	$—	$39,277
Government agency	—	878	—	878
State and municipality	—	62,821	—	62,821
Industrial and miscellaneous	—	184,968	—	184,968
Residential mortgage-backed	—	60,682	—	60,682
Commercial mortgage-backed	—	54,945	—	54,945
Redeemable preferred stock	—	3,106	—	3,106
Total fixed-maturity securities	—	406,677	—	406,677

Equity securities
Non-redeemable preferred stock	—	2,104	—	2,104
Common stock	6	6	—	12
Total equity securities	6	2,110	—	2,116
Total investments	$6	$408,787	$—	$408,793

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities
Government	$—	$28,005	$—	$28,005
Government agency	—	1,538	—	1,538
State and municipality	—	58,210	—	58,210
Industrial and miscellaneous	—	149,415	—	149,415
Residential mortgage-backed	—	51,076	—	51,076
Commercial mortgage-backed	—	40,383	—	40,383
Redeemable preferred stock	—	3,480	—	3,480
Total fixed-maturity securities	—	332,107	—	332,107

Equity securities
Non-redeemable preferred stock	—	3,221	—	3,221
Common stock	—	3	—	3
Total equity securities	—	3,224	—	3,224
Total investments	$—	$335,331	$—	$335,331

The fair value of embedded derivatives included in Level 2 securities was $10.5 million at September 30, 2017 and $9.5 million at December 31, 2016, respectively.

There was no Level 3 activity including gains or losses recognized, purchases, or sales transaction during the periods ending September 30, 2017 and December 31, 2016.

Transfers between levels are recognized at the end of the reporting period.  There were no transfers between Level 1, Level 2, and Level 3 at September 30, 2017 and December 31, 2016.

6. Losses and Loss Adjustment Expenses

The following table shows the activity in the liability for unpaid losses and loss adjustment expenses:

	Nine Months Ended September 30,
($ in thousands)	2017	2016

Balance at January 1,	$1,703,706	$1,364,774
Reinsurance recoverables	(1,690,926)	(1,352,022)
Net balance at January 1,	12,780	12,752

Incurred related to:
Current year	49,415	41,692
Prior year	1,434	895
Total incurred	50,849	42,587

Paid related to:
Current year	39,153	34,037
Prior year	11,356	9,848
Total paid	50,509	43,885

Net balance at September 30,	13,120	11,454
Reinsurance recoverables	2,074,821	1,643,451
Balance at September 30,	$2,087,941	$1,654,905

7. 401(k) Profit-Sharing Plan and Trust

The Company has a 401(k) profit-sharing plan for employees that covers all officers and employees who are at least 18 years of age.  The Company is required to make a matching contribution of 100% of the first 1% and 50% of the next 5% of employees’ contributions.  Also, the Company may make additional matching and profit-sharing contributions that are discretionary and are determined at the end of each plan year.  The employer contribution expense included in general and administrative expenses was $375 thousand for the three months ended September 30, 2017 and $347 thousand for the three months ended September 30, 2016.   The employer contribution expense included in general and administrative expenses was $1.2 million for the nine months ended September 30, 2017 and $1.1 million for the nine months ended September 30, 2016.

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

A summary of the Company’s restricted shares and stock options activity is shown below:

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
September 30, 2017	Shares	per Restricted Share	Options	per Stock Option

Nonvested at January 1, 2017	278,050	$11.52	1,502,963	$2.73
Granted	249,121	14.36	—	—
Vested	(37,305)	11.37	(1,119,629)	3.00
Nonvested at September 30, 2017	489,866	12.98	383,334	1.93

		Weighted-Average		Weighted-Average
	Restricted	Grant Date Fair Value	Stock	Grant Date Fair Value
September 30, 2016	Shares	per Restricted Share	Options	per Stock Option

Nonvested at January 1, 2016	144,362	$10.05	1,855,918	$3.22
Granted	211,383	12.00	575,000	1.93
Vested	(11,028)	10.88	(927,955)	3.22
Nonvested at September 30, 2016	344,717	11.22	1,502,963	2.73

Compensation expense for all share-based compensation was $1.1 million for the three months ended September 30, 2017 and $1.2 million for the three months ended September 30, 2016.  Compensation expense for all share-based compensation was $3.4 million for the nine months ended September 30, 2017 and $3.1 million for the nine months ended September 30, 2016.

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

The Company’s writings in California, Texas, Florida and New York comprised 58% and 57% of gross premiums written for the periods ending September 30, 2017 and 2016, respectively.  The top five general agents comprised 52% and 62% of gross premiums written in the Program Services segment for the periods ending ended September 30, 2017 and 2016, respectively.  The four largest reinsurers with unsecured reinsurance recoverables, all of which are rated A or higher by A.M. Best, accounted for approximately 21%, 12%, 8%, and 7% of the Company’s unsecured reinsurance recoverables at September 30, 2017.

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

The Company has a Collateral Protection Alliance (the “Alliance”) with CUMIS Insurance Society, Inc., a subsidiary of CUNA Mutual, to administer and write CPI business for credit union customers.  The Alliance includes an agency agreement and a reinsurance agreement whereby the Company cedes a portion of the business to CUNA Mutual.  In connection with the Alliance, the Company has a purchase option and CUNA Mutual has a put option, whereby the Company is obligated to purchase CUNA Mutual’s right to participate in future program business at a specified price in the event of termination of the Alliance.  The Alliance’s current term ends on July 31, 2018.  The Company anticipates continued negotiations with CUNA Mutual to revise and extend the term of the contract.  In the event the Alliance is not revised and extended, the Company expects to purchase CUNA Mutual’s remaining quota share participation.  The Company estimates payments totaling approximately $27 million as of September 30, 2017 related to the termination of the agreement.

11. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands, except for per share amounts)	2017	2016	2017	2016

Numerator for both basic and diluted earnings per share:
Net income (loss)	$14,694	$15,323	$39,419	$34,981

Denominator for both basic and diluted earnings per share:
Weighted-average common shares outstanding	41,683,695	41,937,467	41,655,636	42,196,075

Dilutive effect of outstanding securities (determined using the treasury stock method)	1,729,207	3,451	1,311,666	19,771

Weighted-average common shares outstanding and potential common shares outstanding	43,412,902	41,940,918	42,967,302	42,215,846

12. Segment Information

The following is business segment information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Program	$21,697	$19,266	$60,340	$52,427
Lender	36,381	34,577	108,494	96,715
Corporate	3,367	4,074	10,193	7,854
Consolidated revenues	$61,445	$57,917	$179,027	$156,996

Income (loss) before income taxes:
Program	$17,695	$15,485	$47,963	$40,608
Lender	7,668	8,292	16,852	17,049
Corporate	(2,258)	217	(3,183)	(2,981)
Consolidated income (loss) before income taxes	$23,105	$23,994	$61,632	$54,676

The following table summarizes the financial assets of the Company’s segments as of the periods indicated:

	September 30,	December 31,
($ in thousands)	2017	2016

Assets:
Program	$3,042,300	$2,382,466
Lender	21,568	17,824
Corporate	526,837	476,447
	$3,590,705	$2,876,737

13. Debt

Between 2002 and 2004, the Company, through its subsidiary T.B.A. Insurance Group, Ltd. (“TBA”), formed three business trusts (the “Trusts”) for the sole purpose of issuing, in private placement transactions, $44.5 million of trust preferred securities (“TPS”).  In turn, the Trusts used the proceeds thereof, together with the equity proceeds received from TBA upon their initial formation, to purchase variable-rate subordinated debentures (“TPS Debentures”) issued by TBA.  All voting securities of the Trusts are owned by TBA, and the TPS debentures are the sole assets of the Trusts.  The Trusts meet the obligations of the TPS with the interest and principal paid on the TPS debentures.  The Company does not have a variable interest in the Trusts and therefore does not consolidate the Trusts.  These debentures’ interest rates range from 3.80% to 4.10% plus the three-month LIBOR.  All of the debentures mature between 2032 and 2034 and are reflected net of debt issuance costs in the condensed consolidated balance sheets.

On March 31, 2016, TBA entered into a loan agreement (“credit agreement”), which provides for a secured revolving credit facility in an aggregate principal amount of $15 million.  The credit agreement matures on April 30, 2018.  Under the credit agreement, TBA may request advances up to the aggregate amount of the unused commitment under the credit facility, on a revolving basis, prior to the maturity of the credit agreement.  Borrowings under the credit agreement will bear interest at a variable rate equal to LIBOR plus 1.85% per annum; provided, however, that LIBOR shall be subject to a floor of 0.15%.  TBA shall also pay a commitment fee on the daily average unused commitment amount for the period running from the closing date to the maturity date at a rate of 0.125% per annum.  The credit agreement contains customary representations, warranties, covenants, and events of default, as well as a financial covenant requiring TBA and the Company to maintain a consolidated tangible net worth of at least $150 million. TBA’s obligations under the credit agreement are guaranteed by the Company and are secured by a securities account in the name of TBA and maintained with the creditor, in which TBA must maintain assets with a market value of at least $25 million.

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

15. Merger

On July 26, 2017, the Company entered into a definitive agreement with Markel Corporation (“Markel”) to acquire all of the outstanding shares of the Company’s common stock for $21.00 per share cash.  Upon the completion of the transaction, the Company will be a direct, wholly-owned subsidiary of Markel.  The transaction is subject to the approval of relevant state insurance regulators and other customary closing conditions.  The transaction is expected to close in the fourth quarter of 2017.

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

Recent Developments

On July 26, 2017, the Company entered into a definitive agreement with Markel Corporation (“Markel”) to acquire all of the outstanding shares of the Company’s common stock for $21.00 per share cash. Upon the completion of the transaction, the Company will be a direct, wholly-owned subsidiary of Markel.  The transaction is subject to the approval of relevant state insurance regulators and other customary closing conditions.  The transaction is expected to close in the fourth quarter of 2017.

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

We have a Collateral Protection Alliance (the “Alliance”) with CUNA Mutual to administer and write CPI business for credit union customers.  The Alliance includes an agency agreement and a reinsurance agreement whereby we cede a portion of the business to CUNA Mutual.  In connection with the Alliance, we have an option to purchase CUNA Mutual’s right to participate in future program business at a specified price in the event of termination of the Alliance.  The Alliance’s current term ends on July 31, 2018.  We anticipate continued negotiations with CUNA Mutual to revise and extend the term of the contract.  In the event the Alliance is not revised and extended, we expect to purchase CUNA Mutual’s remaining quota share participation.  We estimate payments totaling approximately $27 million as of September 30, 2017 related to the termination of the agreement.  The Company expects to recoup the expense related to the termination through additional underwriting profits over approximately three years.

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

Run-off of the Retained Business.  In the past, the Company has participated to a limited extent on a quota share basis in certain programs in the Program Services segment.  From 2007 until 2011, California had required United Specialty Insurance Company (“USIC”) to retain 10% of the risks written.  After this requirement was lifted in early 2012, the Company reinsured to inception the retained business under most of the active contracts, but others continue to run-off.  The Company has no active retained contracts and has no present intention of participating in future contracts.  We refer to this business as “the run-off of the retained business.”  As of September 30, 2017, we had net reserves of $2.9 million related to this business.

Seasonality of Our Business.  Our Lender Services segment typically experiences seasonal fluctuations in written premium.  The third and fourth quarters tend to generate the greatest amount of written premium, whereas the first quarter of the year tends to generate the least.  We believe this trend follows loan delinquency patterns for the industry.  This premium seasonality can also impact the quarterly loss ratio.  We generally do not experience seasonality in our Program Services segment.

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

Lender Services Insurance Ratios

Net loss ratio.  The net loss ratio is a measure of the underwriting profitability of our Lender Services segment.  Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned. For the nine months ended September 30, 2017 and 2016, our net loss ratio was 48.0% and 44.1%, respectively.  This increase is primarily due to an increase in claim severity including an unusual number of high value claims.

Net expense ratio.  The net expense ratio is a component of our operational efficiency in administering our Lender Services segment.  Expressed as a percentage, this is the ratio of net expenses (commissions, taxes, licenses, and fees and general and administrative) to net premiums earned.  Our expense ratio is higher than that for most traditional insurance products due to the labor and systems intensive processes involved in monitoring the insurance statuses for the loan portfolios of our Lender Services clients.  For the nine months ended September 30, 2017 and 2016, our net expense ratio was 38.5% and 40.4%, respectively.

Net combined ratio.  The net combined ratio is a measure of the overall profitability of our Lender Services segment.  This is the sum of the net loss ratio and the net expense ratio. For the nine months ended September 30, 2017 and 2016, our net combined ratio was 86.5% and 84.5%, respectively.  Our objective is to price our products to achieve a net combined ratio between 85% to 90%.

Financial Ratios

Return on equity.  One of the key financial measures that we use to evaluate our operating performance is return on equity.  We calculate return on equity by dividing net income by the average GAAP equity.  Our return on equity at December 31, 2016 was 17.5%. Our overall financial objective is to produce a return on equity of at least 15% over the long-term.

Financial leverage ratio.  Our financial leverage ratio at September 30, 2017 was 13.1%, as compared to 14.8% at December 31, 2016.  Our objective is to maintain a financial leverage ratio in the range of 20% to 35% over the long-term.

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

There were no significant changes to our critical accounting policies and estimation processes during the nine months ended September 30, 2017.  Our critical accounting policies and estimation processes are described in our audited consolidated financial statements and the related notes in the Company’s 2016 Annual Report on Form 10-K.

Consolidated Results of Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Premiums earned	$35,499	$33,700	$105,941	$94,293
Commission income	328	389	926	1,015
Ceding fees	21,697	19,263	60,340	52,424
Net investment income	2,314	2,001	6,753	6,141
Realized net investment gains (losses)	1,010	2,063	3,409	1,707
Other income	597	501	1,658	1,416
Total revenues	61,445	57,917	179,027	156,996

Expenses:
Losses and loss adjustment expenses	15,883	13,755	50,849	42,587
Commissions	1,064	1,408	4,341	4,235
Taxes, licenses, and fees	1,096	960	2,962	2,466
General and administrative	19,666	17,235	57,412	51,377
Interest expense	631	565	1,831	1,655
Total expenses	38,340	33,923	117,395	102,320

Income (loss) before income taxes	23,105	23,994	61,632	54,676

Income tax expense (benefit)	8,411	8,671	22,213	19,695

Net income (loss)	$14,694	$15,323	$39,419	$34,981

Consolidated Results of Operations for the Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

Premiums earned.  Premiums earned increased by $1.8 million, or 5.3%, from $33.7 million for the three months ended September 30, 2016 to $35.5 million for the three months ended September 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Ceding fees.  Ceding fees increased by $2.4 million, or 12.6%, from $19.3 million for the three months ended September 30, 2016 to $21.7 million for the three months ended September 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $311.5 million for the three months ended September 30, 2016 to $393.3 million for the three months ended September 30, 2017, resulting in an increase in premium-related ceding fees of $3.9 million from new and existing programs.  Capacity fees decreased $1.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Realized net investment gains.  Realized net investment gains decreased by $1.1 million from $2.1 million for the three months ended September 30, 2016 to $1.0 million for the three months ended September 30, 2017.  This decrease was partially the result of the liquidation of fixed maturity securities for the purchase of CNIC and gains on a sale of common stock in the three months ending September 30, 2016.

Losses and loss adjustment expenses.  Losses and LAE increased by $2.1 million, or 15.5%, from $13.8 million for the three months ended September 30, 2016 to $15.9 million for the three months ended September 30, 2017, which was primarily the result of Lender Services increased exposure due to higher earned premiums and a slight increase in claim severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $2.5 million, or 14.1%, from $17.2 million for the three months ended September 30, 2016 to $19.7 million for the three months ended September 30, 2017, primarily due to investment in strategic growth and increased legal and consulting fees related to the Markel transaction.

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Premiums earned.  Premiums earned increased by $11.6 million, or 12.4%, from $94.3 million for the nine months ended September 30, 2016 to $105.9 million for the nine months ended September 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Ceding fees.  Ceding fees increased by $7.9 million, or 15.1%, from $52.4 million for the nine months ended September 30, 2016 to $60.3 million for the nine months ended September 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $872.1 million for the nine months ended September 30, 2016 to $1.1 billion for the nine months ended September 30, 2017, resulting in an increase in premium-related ceding fees of $11.5 million from new and existing programs.  Capacity fees decreased $3.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Realized net investment gains.  Realized net investment gains increased by $1.7 million from $1.7 million for the nine months ended September 30, 2016 to $3.4 million for the nine months ended September 30, 2017.  This increase was primarily due to an increase in the value of embedded derivatives on the Company’s convertible securities.

Losses and loss adjustment expenses.  Losses and LAE increased by $8.2 million, or 19.4%, from $42.6 million for the nine months ended September 30, 2016 to $50.8 million for the nine months ended September 30, 2017, which was primarily the result of Lender Services increased exposure due to higher earned premiums and an increase in claim severity including an unusual number of high value claims.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $6.0 million, or 11.7%, from $51.4 million for the nine months ended September 30, 2016 to $57.4 million for the nine months ended September 30, 2017, primarily due to investment in strategic growth and increased legal and consulting fees.

Program Services Segment - Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Premiums earned	$—	$3	$—	$3
Ceding fees	21,697	19,263	60,340	52,424
Total revenues	21,697	19,266	60,340	52,427

Expenses:
Losses and loss adjustment expenses	187	96	17	1,001
Commissions	4	2	8	5
Taxes, licenses, and fees	17	2	62	13
General and administrative	3,794	3,681	12,290	10,800
Total expenses	4,002	3,781	12,377	11,819

Income (loss) before income taxes	$17,695	$15,485	$47,963	$40,608

Gross premiums written	$426,098	$350,541	$1,253,939	$957,962
Gross premiums earned	$393,303	$311,463	$1,110,189	$872,090

Program Services Segment Results of Operations for the Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

Ceding fees.  Ceding fees increased by $2.4 million, or 12.6%, from $19.3 million for the three months ended September 30, 2016 to $21.7 million for the three months ended September 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $311.5 million for the three months ended September 30, 2016 to $393.3 million for the three months ended September 30, 2017, resulting in an increase in premium-related ceding fees of $3.9 million from new and existing programs.  Capacity fees decreased $1.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Program Services Segment Results of Operations for the Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Ceding fees.  Ceding fees increased by $7.9 million, or 15.1%, from $52.4 million for the nine months ended September 30, 2016 to $60.3 million for the nine months ended September 30, 2017, due to an increase in Program Services gross earned premium.  Program Services gross earned premiums increased from $872.1 million for the nine months ended September 30, 2016 to $1.1 billion for the nine months ended September 30, 2017, resulting in an increase in premium-related ceding fees of $11.5 million from new and existing programs.  Capacity fees decreased $3.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to a contractual decrease in minimum fees for 2017 compared to 2016.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses incurred in the run-off of the retained business decreased by $1.0 million compared to the nine months ended September 30, 2016.  The decrease is due to changes in the ultimate expected reserve development between periods on the run-off of the retained business.

General and administrative expense.  General and administrative expense increased by $1.5 million, or 13.8%, from $10.8 million for the nine months ended September 30, 2016 to $12.3 million for the nine months ended September 30, 2017.  The increase was primarily due to investment in strategic growth.

Lender Services Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Premiums earned	$35,499	$33,697	$105,941	$94,290
Commission income	328	389	926	1,015
Other income	554	491	1,627	1,410
Total revenues	36,381	34,577	108,494	96,715

Expenses:
Losses and loss adjustment expenses	15,696	13,659	50,832	41,586
Commissions	1,060	1,406	4,333	4,230
Taxes, licenses, and fees	1,079	958	2,900	2,453
General and administrative	10,878	10,262	33,577	31,397
Total expenses	28,713	26,285	91,642	79,666

Income (loss) before income taxes	$7,668	$8,292	$16,852	$17,049

Net loss ratio	44.2%	40.5%	48.0%	44.1%
Net expense ratio	36.7%	37.5%	38.5%	40.4%
Net combined ratio	80.9%	78.0%	86.5%	84.5%

Gross premiums written	$52,947	$45,746	$134,766	$114,688
Net premiums written	$42,469	$37,517	$109,093	$94,433

Lender Services Segment Results of Operations for the Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

Premiums earned.  Premiums earned increased by $1.8 million, or 5.3%, from $33.7 million for the three months ended September 30, 2016 to $35.5 million for the three months ended September 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $2.0 million, or 14.9%, from $13.7 million for the three months ended September 30, 2016 to $15.7 million for the three months ended September 30, 2017, which was primarily the result of increased exposure due to higher earned premiums and a slight increase in claim severity.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

Lender Services Segment Results of Operations for the Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Premiums earned.  Premiums earned increased by $11.6 million, or 12.4%, from $94.3 million for the nine months ended September 30, 2016 to $105.9 million for the nine months ended September 30, 2017.  Factors contributing to this increase are new sales, active account management and growth in the loan portfolios of existing accounts driven by continued high levels of automobile sales and higher average automobile loan balances.

Losses and loss adjustment expenses.  Losses and LAE increased by $9.2 million, or 22.2%, from $41.6 million for the nine months ended September 30, 2016 to $50.8 million for the nine months ended September 30, 2017, which was primarily the result of Lender Services increased exposure due to higher earned premiums and an increase in claim severity including an unusual number of high value claims.  A strengthening economy, an aging automobile fleet, and easier access to credit have contributed to continued high levels of automobile sales, resulting in higher loan balances which are the bases upon which we pay claims.

General and administrative expense.  General and administrative expense increased by $2.2 million, or 6.9%, from $31.4 million for the nine months ended September 30, 2016 to $33.6 million for the nine months ended September 30, 2017, primarily due to investment in strategic growth and increased consulting fees.

Corporate Segment — Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016

Revenues:
Net investment income	$2,314	$2,001	$6,753	$6,141
Realized net investment gains (losses)	1,010	2,063	3,409	1,707
Other income	43	10	31	6
Total revenues	3,367	4,074	10,193	7,854

Expenses:
General and administrative	4,994	3,292	11,545	9,180
Interest expense	631	565	1,831	1,655
Total expenses	5,625	3,857	13,376	10,835

Income (loss) before income taxes	(2,258)	217	(3,183)	(2,981)

Income tax expense (benefit)	8,411	8,671	22,213	19,695

Net income (loss)	$(10,669)	$(8,454)	$(25,396)	$(22,676)

Corporate Segment Results of Operations for the Three Months Ended September 30, 2017 compared with the Three Months Ended September 30, 2016

Realized net investment gains.  Realized net investment gains decreased by $1.1 million from $2.1 million for the three months ended September 30, 2016 to $1.0 million for the three months ended September 30, 2017.  This decrease was partially the result of the liquidation of fixed maturity securities for the purchase of CNIC and gains on a sale of common stock in the three months ending September 30, 2016.

General and administrative expense.  General and administrative expense increased by $1.7 million, or 51.7%, from $3.3 million for the three months ended September 30, 2016 to $5.0 million for the three months ended September 30, 2017, primarily due to increased legal and consulting fees.

Corporate Segment Results of Operations for the Nine Months Ended September 30, 2017 compared with the Nine

Months Ended September 30, 2016

Realized net investment gains.  Realized net investment gains increased by $1.7 million from $1.7 million for the nine months ended September 30, 2016 to $3.4 million for the nine months ended September 30, 2017.  This increase was primarily due to an increase in the value of embedded derivatives on the Company’s convertible securities.

General and administrative expense.  General and administrative expense increased by $2.4 million, or 25.8%, from $9.2 million for the nine months ended September 30, 2016 to $11.5 million for the nine months ended September 30, 2017, primarily due to investment in strategic growth and increased legal and consulting fees.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, the generation of an appropriate risk-adjusted return.  We seek to generate investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities.  Cash and cash equivalents include cash on deposit and short-term money market funds.  As of September 30, 2017, the tax adjusted yield on our fixed maturity and equity securities was 2.7%.  Convertible securities represent 12.5% of the portfolio at September 30, 2017, compared to 13.9% at December 31, 2016.  The average duration, excluding convertible securities, was 4 years and included obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations.  Our equity securities include preferred stock and common stock of U.S. corporations.  Our investment portfolio is managed by Asset Allocation & Management Company, LLC and AAM Advisors, Inc. (collectively, “AAM”).  We pay AAM an investment management fee based on the market value of assets under management.

For each period specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	Cost or	Gross	Gross
September 30, 2017	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$400,885	$8,552	$(2,760)	$406,677
Total equity securities	2,039	252	(175)	2,116
Total investments	$402,924	$8,804	$(2,935)	$408,793

	Cost or	Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

Total fixed-maturity securities	$329,994	$5,717	$(3,604)	$332,107
Total equity securities	3,271	304	(351)	3,224
Total investments	$333,265	$6,021	$(3,955)	$335,331

The table below summarizes the credit quality of our fixed-maturity securities as of September 30, 2017, as rated by nationally recognized securities rating organizations.

			Percentage of
	Amortized	Fair	Fixed-Maturity
($ in thousands)	Cost	Value	Securities

U.S. Treasury	$33,196	$33,176	8.16%
AAA	103,904	105,234	25.88%
AA, AA+, AA-	117,591	118,317	29.09%
A, A+, A-	61,653	63,209	15.54%
BBB, BBB+, BBB-	66,428	67,643	16.63%
BB+ and lower	18,113	19,098	4.70%
Total	$400,885	$406,677	100.00%

The amortized cost and fair value of available-for-sale debt securities held as of September 30, 2017, by contractual maturity, are shown in the table below.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2017
($ in thousands)	Amortized Cost	Fair Value

Due in one year or less	$16,126	$16,471
Due after one year through five years	136,335	138,915
Due after five years through ten years	115,806	117,204
Due after ten years	17,311	18,460
Residential mortgage-backed securities	60,514	60,682
Commercial mortgage-backed securities	54,793	54,945
	$400,885	$406,677

The tables below summarize the gross unrealized losses of fixed-maturity and preferred securities by the length of time the security had continuously been in an unrealized loss position for each year or shorter period specified below:

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$134,785	$(1,490)	$13,961	$(1,270)	$148,746	$(2,760)
Total equity securities	376	(26)	122	(149)	498	(175)
Total investments	$135,161	$(1,516)	$14,083	$(1,419)	$149,244	$(2,935)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses

Total fixed-maturity securities	$145,083	$(2,771)	$7,030	$(833)	$152,113	$(3,604)
Total equity securities	573	(313)	42	(38)	615	(351)
Total investments	$145,656	$(3,084)	$7,072	$(871)	$152,728	$(3,955)

There were 242 and 270 securities at September 30, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporarily impaired.  Management believes that the temporary impairments are primarily the result of a combination of widening credit spreads and higher rates, and that despite the wider credit spreads and higher underlying Treasury rates, the securities are only temporarily impaired due to the strength of the issuing companies’ balance sheets, as well as their available liquidity options.  For structured securities, future cash flow projections were used to determine potential impairment.  For those securities where cash flow projections showed less than 100% principal recovery, a net present value test was done to determine any credit related losses. We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis.  Management has the intent and ability to hold the equity securities in an unrealized loss position until the recovery of their fair value.  Therefore, Management does not consider these investments to be other-than-temporarily impaired.

We are required to maintain deposits in various states where the insurance subsidiaries are licensed to operate.  These deposits are fixed maturity securities at fair values totaling $80.3 million and $77.0 million at September 30, 2017 and December 31, 2016, respectively.  The increase in the amounts on deposit at September 30, 2017 is due to an increase in the required deposits for workers’ compensation business and required deposits related to the acquisition of ISIC.

Fair value of financial instruments.  Accounting Standards Codification 820, “Fair Value Measurements”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.  Investments measured at fair value on a recurring basis for the periods specified below:

	As of September 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities	$—	$406,677	$—	$406,677
Equity securities	6	2,110	—	2,116
Total investments	$6	$408,787	$—	$408,793

	December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total

Fixed-maturity securities	$—	$332,107	$—	$332,107
Equity securities	—	3,224	—	3,224
Total investments	$—	$335,331	$—	$335,331

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

The following table is a summary of our consolidated statements of cash flows:

	Nine Months Ended
	September 30,
($ in thousands)	2017	2016

Cash and cash equivalents provided by (used in):
Operating activities	$52,690	$48,938
Investing activities	(72,850)	(5,921)
Financing activities	(7,535)	(15,025)
Net change in cash and equivalents	$(27,695)	$27,992

Comparison of Nine Months Ended September 30, 2017 and 2016

Net cash used in investing activities increased $66.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to investing earnings in fixed maturity securities.  The increase also included $32.0 million related to the acquisition of ISIC, net of cash obtained.

Net cash used in financing activities decreased $7.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to 2016 including payments for settlement of stock repurchases.

Other Material Changes in Financial Position

	September 30,	December 31,
($ in thousands)	2017	2016

Selected Assets:
Accounts receivable from agents, net	$145,867	$35,964
Reinsurance recoverable on paid losses	1,740	1,430
Reinsurance recoverables	2,871,500	2,342,864
Goodwill and intangible assets, net	14,364	12,588

Selected Liabilities:
Unpaid losses and loss adjustment expenses	$2,087,941	$1,703,706
Unearned premiums	828,583	680,691
Allowance for policy cancellations	68,568	66,418
Deferred ceding fees	39,639	32,226
Accounts payable to insurance companies	118,791	14,871
Other liabilities	63,454	36,023

Accounts receivable from agents, net and Accounts payable to insurance companies.    Accounts receivable from agents includes premiums receivable, ceding fees receivable and premium taxes receivable, the majority of which relates to our Program Services segment.  The net receivable increased $109.9 million compared to December 31, 2016.  The Company recently entered into a limited number of large programs, in which certain qualifying criteria were met, where the Company retains the risk associated with the collection and payment of premiums.  As a result, the related premiums receivable and payable are reflected in our balance sheet.  The Accounts payable to insurance companies balance increased $103.9 million and is related to premiums payable on these same contracts.

Goodwill and intangible assets, net.    As of September 30, 2017, goodwill and intangible assets increased $1.8 million compared to December 31, 2016 primarily due to an increase in indefinite-lived intangible assets of $2.3 million related to the ISIC acquisition.

Reinsurance recoverables, unpaid losses and loss adjustment expenses and unearned premiums.    As of September 30, 2017, we held $2.6 billion in collateral securing $1.8 billion in reinsurance recoverables.  The remaining unsecured reinsurance recoverables of $1.0 billion are ceded to highly rated, well capitalized reinsurers.  During the nine months ended September 30, 2017, reinsurance recoverables increased $528.6 million from December 31, 2016, which was primarily a result of the increase in gross premiums written for Program Services business due to the addition of new programs and expansion of existing programs.  These factors also caused an increase in the corresponding unearned premiums and the unpaid losses and loss adjustment expenses of $147.9 million and $384.2 million, respectively.

Allowance for policy cancellations.  As of September 30, 2017, the allowance for policy cancellations increased by $2.2 million from December 31, 2016, primarily due to the increase in the current quarter volume when compared to the last three months of 2016.  The third and fourth quarters have generated the greatest amount of written premium resulting in an increase in the allowance.  On a quarterly basis, we review our estimates for allowance for policy cancellations to determine whether further adjustments are appropriate.  Any resulting adjustments are included in the current period’s operating results.  The allowance for policy cancellations for the nine months ended September 30, 2017 and 2016 included upward revisions to prior year estimates of $0.4 million and $1.5 million, respectively.  Because of the interplay between the allowance for policy cancellations and the related unearned premium reserve, changes in the allowance for policy cancellations are partially offset by related changes in the unearned premium reserve and amounts ceded to reinsurers.  After taking into account the associated changes in unearned premium and amounts ceded to reinsurers, the net impact to the balance sheet and the corresponding reduction in net income from the revised estimates for the nine months ended September 30, 2017 and 2016 was approximately $0.3 million and $0.7 million, respectively.

Capital Resources

Between 2002 and 2004, the Company, through its subsidiary T.B.A. Insurance Group, Ltd. (“TBA”), formed three business trusts (the “Trusts”) for the sole purpose of issuing, in private placement transactions $44.5 million of trust preferred securities (“TPS”).  In turn, the Trusts used the proceeds thereof, together with the equity proceeds received from TBA upon their initial formation, to purchase variable-rate subordinated debentures (“TPS Debentures”) issued by TBA.  All voting securities of the Trusts are owned by TBA, and the TPS debentures are the sole assets of the Trusts.  The Trusts meet the obligations of the TPS with the interest and principal paid on the TPS debentures.  These debentures’ interest rates range from 3.80% to 4.10% plus the three-month LIBOR.  All of the debentures mature between 2032 and 2034.

On March 31, 2016, TBA entered into a loan agreement, which provides for a secured revolving credit facility in an aggregate principal amount of $15 million.  The credit agreement matures on April 30, 2018.  Under the credit agreement, TBA may request advances up to the aggregate amount of the unused commitment under the credit facility, on a revolving basis, prior to the maturity of the credit agreement.  Borrowings under the credit agreement will bear interest at a variable rate equal to LIBOR plus 1.85% per annum; provided, however, that LIBOR shall be subject to a floor of 0.15%.  TBA shall also pay a commitment fee on the daily average unused commitment amount for the period running from the closing date to the maturity date at a rate of 0.125% per annum.  The credit agreement contains customary representations, warranties, covenants, and events of default, as well as a financial covenant requiring TBA and the Company to maintain a consolidated tangible net worth of at least $150 million.

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

We had fixed-maturity securities with a fair value of $406.7 million and an amortized cost of $400.9 million as of September 30, 2017 that are subject to interest rate risk.  Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates.  Fluctuations in interest rates have a direct impact on the market valuation of our fixed-

maturity securities.  In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements.

The table below summarizes the interest rate risk associated with our fixed-maturity securities by illustrating the sensitivity of the fair value of our fixed-maturity securities as of September 30, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity.  We anticipate that we will continue to meet our obligations from operating cash flows.  We classify our fixed-maturity securities and equity securities as available-for-sale.  Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income, net of deferred taxes.  The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our shareholders’ equity, each as of September 30, 2017.

Hypothetical Change
in Interest Rates	Fair	Estimated Change in	Total
($ in thousands)	Value	Fair Value	Return %

300 basis point increase	$358,403	$(48,274)	-11.87%
200 basis point increase	373,410	(33,267)	-8.18%
100 basis point increase	389,611	(17,066)	-4.20%
No change	406,677	—	—
100 basis point decrease	423,512	16,835	4.14%
200 basis point decrease	440,186	33,509	8.24%
300 basis point decrease	457,929	51,252	12.60%

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow.  As of September 30, 2017, we had $44.5 million of debt instruments, gross of debt issuance costs.  A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.4 million before income tax, on an annual basis, but would not affect the fair value of the variable-rate debt.

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

The Company expects to incur a number of substantial non-recurring transaction fees and other costs associated with the merger.  Additional costs are expected to be incurred in order to complete the merger. In the event the merger agreement is terminated, under certain circumstances the Company may be required to pay Markel a termination fee of approximately $27.6 million, and if the Company’s shareholders do not approve the merger, under certain circumstances the Company may need to pay Markel a termination fee of approximately $13.8 million.  The Company’s shareholders approved the merger on October 24, 2017.

Item 2:Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2015, the Company announced a share repurchase program authorizing the repurchase up to $50 million in shares of the Company's common stock through December 31, 2016.  The repurchase program was extended through December 31, 2017.  Repurchases are made in accordance with the guidelines specified under Rule 10b-18 and may be made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  For the nine months ended September 30, 2017, the company has not made any repurchases.

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amendment number one to the Employment Agreement by and between T.B.A Insurance Group, LTD. and Mathew A. Freeman, dated October 13, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE NATIONAL COMPANIES, INC.

Date:	November 8, 2017	/s/ Terry Ledbetter
Terry Ledbetter
Chief Executive Officer

Date:	November 8, 2017	/s/ David Hale
David Hale
Chief Operating Officer and Chief Financial Officer